Form 10-K
period 1997-12-31
CHARTHOUSE SUITES VACATION OWNERSHIP INC
filed 1998-03-31
CIK 1023396

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.   20549

                           Form 10-KSB
(Mark One)

          [ X ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997
                                 or
          [   ]     Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the transition period from________________to_______________

Commission file no.: 333-13571

            CHARTHOUSE SUITES VACATION OWNERSHIP INC.
          (Name of small business issuer in its charter)

          Florida                         59-3388947
(State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

250 Patrick Blvd., Suite 140
Brookfield, Wisconsin                        53045-5864
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number:  414-792-9200

Securities registered under Section 12(b) of the Exchange Act:

                               None

Securities registered under Section 12(g) of the Exchange Act:

                               None
                         (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  .   No     .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer's revenues for its most recent fiscal year. $0

The aggregate market value of the Vacation Interests
("Interests") is indeterminable because there is no established or organized market for the Interests.

                   ANNUAL REPORT ON FORM 10-KSB

                              INDEX

                   YEAR ENDED DECEMBER 31, 1997

            CHARTHOUSE SUITES VACATION OWNERSHIP INC.
                      BROOKFIELD, WISCONSIN


Part I                                            Item    Page

Description of Business                              1      3

Description of Property                              2      6

Legal Proceedings                                    3     11

Submission of Matters to a Vote of Security Holders  4     11

Part II

Market for Limited Partnership
Interests and Related Partner Matters                5     11

Management's Discussion and Analysis or Plan
of Operations                                        6     12

Financial Statements                                 7     19

Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                  8     19

Part III

Directors, Executive Officers, Promoters and         9     19
Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Compensation                              10     20

Security Ownership and Certain Beneficial Owners and
Management                                          11     21

Certain Relationships and Related Transactions      12     22

Exhibits and Reports on Form 8-K                    13     22

Signatures                                                 25

Audited Financial Statements                               26

PART I

Item 1.  Description of Business

(a) Business Development

Charthouse Suites Vacation Ownership Inc. (the "Company") is a Corporation formed in 1996 in the State of Florida. The Company was organized to facilitate the sale and distribution of 150 Vacation Interests (the "Vacation Interests"), and to ultimately own the Chart House Suites hotel located in Clearwater Beach, Florida. The Company is in its offering stage and has not yet purchased the hotel and has not had any operations to date. However, the hotel is owned and operated by an affiliate of the Company, and information on the operations of the hotel are included in this report.

The Company intends to sell 150 A, B, C, D, E, and F class Vacation Interests. Purchasers of the Vacation Interests will have the right to use for two specific consecutive weeks ("Unit Weeks") of every spring, summer, fall and winter season until December 31, 2040, a hotel suite of a certain category in the Hotel. Owners of the Vacation Interests do not acquire an ownership or equity interest in the Company, but pursuant to the Charthouse Suites Vacation License Plan ("License Plan"), will acquire a license right to utilize a suite in the Hotel.

The Company is offering for sale the following Vacation
Interests:

Class of                 Number of             Price Per
Vacation Interests       Vacation Interests    Vacation Interest

     A Interest               36                  $18,500
     B Interest               24                  $21,500
     C Interest               36                  $25,500
     D Interest               36                  $36,500
     E Interest               12                  $39,500
     F Interest                6                  $60,000

The 150 Vacation Interests are vacation licenses issued pursuant to the License Plan. Each class of Interests entitles a Holder to rental proceeds from the Rental Pool or, upon request, use of a corresponding Class of Unit Weeks in the Chart House Suites hotel. In addition to the purchase price of the Vacation Interests, Holders are required to pay annual dues and, if any, special assessments associated with the hotel operations.

Holders of Vacation Interests may enroll in the RCI Exchange Program, upon payment of membership fees to Resort Condominiums International ("RCI"). Upon purchase of a Vacation Interest, the Company will pay the costs of a Holder's one year membership in RCI and any initiation fees. The RCI Exchange Program allows members to deposit one or more Unit Weeks and request an exchange for a comparable week or weeks at another participating resort located around the world. Under the RCI Exchange Program, a Holder deposits a Unit Week up to 24 months in advance and requests an exchange to an RCI-affiliated resort. Under this program a Holder may exchange Unit Weeks, whether or not the deposited Unit Week is used by another RCI member.

The RCI Exchange Program is not affiliated with the Company or any affiliate of the Company (other than through a contractual agreement, which expires on August 15, 2002). The Company assumes no liability or responsibility to RCI's Exchange Program or performance. RCI has informed the Company that all of the Unit Weeks will be considered "red" weeks under the terms of its RCI Exchange Program, the seasonal designation indicating greatest member demand, although it reserves the right to change the designation or adopt a new or different system of designation.

In October 1996 the Company filed its Form S-11 Registration
Statement for the sale of Vacation Interests.

On October 17, 1997 the Registration Statement was declared effective by the Securities and Exchange Commission.

(b) Business of Issuer

The Company intends to be engaged solely in the business of owning a hotel located in Clearwater, Florida and managing the Vacation License Plan for holders of the Vacation Interests. The
Vacation Interests are registered for sale to the public.

Each Vacation Interest has the right to eight Unit Weeks per year. Each Unit Week will automatically be placed in the Rental Pool, but upon 30 days written notice to the Company, a Holder may withdraw any or all of the Holder's allotted Unit Weeks from the Rental Pool. Unless otherwise permitted by the Company, a Holder may only withdraw entire Unit Weeks from the Rental Pool. Under the Rental Pool, the Company will attempt to rent the suite to others on a daily or other basis, and the Holder will share pro rata (utilizing various rental pool allocations from each Class of Vacation Interests) in the rentals of all Unit Weeks that are placed in the Rental Pool. A Unit Week left in the Rental Pool will not be available for personal use, even if the Rental Pool earns little or no proceeds.

Under the License Plan, Holders of Vacation Interests who participate in the Rental Pool will receive income based upon ratios developed by the Company. The ratios are based upon the Company's assumed off-season nightly walk-in rate for each Class of suites and upon the actual number of Unit Weeks of each Class that are participating in the Rental Pool. The assumed walk-in nightly rental rates represent the Company's estimate of approximate suite rental value rates for each Class of Interests and are fixed for all Rental Pool allocations until December 31, 2040. These rates, however, have been determined arbitrarily. Because Holders may personally use the Vacation Interests or exchange them in RCI's Exchange Program rather than leaving them in the Rental Pool, actual participation rental percentages will vary each Unit Week.

The hotel business is highly competitive. The hotel is in competition for guests with numerous other alternative sources of housing, including, but not limited to, a hotel owned by an affiliate of the Company. Many of these competitors may have greater resources than those of the Company or may be associated with individuals with broader experience than that of the Company. Additional hotel units may be built which may compete directly with, or offer greater amenities than, the Chart House Suites hotel.

The hotel is not dependent upon any single user or small groups of users for its operating success. The loss of any one of or a small group of users would not have a material adverse effect. The Company does not foresee any events or market trends which would have a materially adverse effect upon the hotel's revenues, but notes that revenue fluctuates with the seasons and the weather.

During 1997, the Company did not directly employ any individuals. In order to effectively manage the personnel function of operating the hotel and to control the costs of compensation (including wages, worker's compensation, unemployment, payroll taxes, health care, and 401(k) profit sharing plans), the employees who work for the hotel are employed by Decade Properties, Inc. The costs of these employee services are reimbursed by the hotel based upon the records of such employees in performing such services multiplied by a rate established to cover overhead and expenses incurred to perform such duties. The hotel is managed by Decade Properties, Inc., an affiliate of the Company. Approximately 10 full and part-time employees work at the hotel. Employees of Decade Properties, Inc. and affiliates perform the on-site management services required to operate and maintain the hotel and render management services to the Company including maintaining investor communications, compliance with tax laws and other governmental regulations, anc cash management.

At the close of business on December 31, 1997, no Interests were issued or outstanding.

Item 2.  Description of  Property

(a) Location

The Chart House Suites hotel is located at 250 Bayway Boulevard on Clearwater Bay in the in Clearwater Beach area of Clearwater, Florida. The Company has the escrowed contractual right to purchase the hotel.

The property is currently operated as a hotel.

(b) Investment policies

(1) Investments in real estate or interests in real estate.

The investment policy of the Company is to invest in the Chart House Suites hotel located in the Clearwater, Florida. Although there is no restriction on the type of real estate in which the Company may invest, the Company intends to limit its real estate holdings to one hotel located in Clearwater, Florida.

The proposed method of financing the purchase of Charthouse is to borrow the funds needed to acquire the property from the seller and use the proceeds from the sale of Vacation Interests to repay such amount.

The Company is not prohibited from using either unsecured or secured financing. The Company has complete discretion to finance or refinance its property, on a secured, or unsecured basis, at any time it determines that such financing or refinancing is advantageous to it.

There is no limitation on the number of mortgages which may be placed on the property, although any mortgage will have to be subject to the existing License Plan.

There is no limitation on the percentage of assets which may be invested in any one investment, or type of investment. The selection of investment properties is solely the reasonable discretion of the Company; a vote of the Interest Holders is not required. Under appropriate circumstances the Company would consider the exchange and/or purchase of additional properties.

It is the Company's policy to acquire assets primarily for capital appreciation through increases in the value of the Company's real property assets.

(2)  Investments in real estate mortgages

The Company does not intend to invest in real estate mortgages.

(3) Securities of or interests in persons primarily engaged in real estate activities.

The Company does not intend to invest in any securities such as common stocks, interests in real estate investment trusts, or partnership interests.

(c) Description of Real Estate and Operating Data

The Company did not own any property as of December 31, 1997 or during the year then ended, but had the right to acquire the Chart House Suites hotel.

(1) The general character and location of the property to be acquired by the Company is described below. The Chart House Suites hotel is a four-story hotel overlooking Clearwater Bay located in Gulf Beaches area of Clearwater, Florida and has been owned by Decade Properties, Inc., an affiliate of the Company, since 1992. Attached to the Chart House Suites hotel grounds is a marina that is also owned by Decade Properties, Inc. The Chart House Suites hotel contains on its grounds a heated in-ground 20 by 25 foot pool and laundry room facilities. As described below, the hotel's location provides access to white sand public beaches, recreational facilities, restaurants, entertainment and shopping in Clearwater Beach. The Tampa Bay, Florida airport is approximately 20 miles away, and St. Petersburg's airport is approximately 12 miles away.

The Chart House Suites hotel is comprised of 25 rental units located in one four-story building containing approximately 20,000 enclosed square feet. The attached marina, which is not part of the License Plan, has 27 boat slips. The building and most of its improvements were built in 1971 as a common area for a nearby condominium and then converted to a restaurant. In 1993, the building was converted to a hotel and was completely updated and remodeled. The property is rectangular in shape, contains approximately .66 acres and is located on the north side of Bayway Boulevard, Clearwater, Florida. Each suite contains sleeping accommodations, private bathroom facilities and limited cooking facilities (varying from room). The hotel has a parking lot with 46 spaces, which Holders may use at no additional charge. Each suite comes equipped with locked doors, a bed or beds, hotel-like furniture, one or more bathrooms and one or more televisions, including access to cable television.

(2)  The Company does not yet hold title to the hotel and marina.
There are no mortgages, lines, or encumbrances against the property.

(3) The Company does not lease any properties from others except has the right to the hotel through the escrow arrangement described below.

There is a contract to purchase the Chart House Suites hotel and marina. As of June 30, 1997, the Company orally entered into an agreement with Decade Properties, Inc. to acquire the Chart House Suites hotel, which was confirmed in writing on September 29, 1997. Under the irrevocable terms of the written agreement, Charthouse will pay approximately $1,796,000 for the hotel, personal property and marina. As provided in the License Plan, if the Company does not sell 76 Interests by October 31, 1998, it reserves the right to cancel the Interests and return the paid-in amount (less amounts for certain benefits received or used). The Company and Decade Properties, Inc. have agreed to escrow the title until the sale of 76 Interest or October 31, 1998 unless the Offering is canceled. Accordingly, the Company has contractual rights to acquire the Chart House Suites hotel, but will not complete the sale until 76 Interests have been sold or until this requirement has been waived. If the Agreement is breached, the Florida Time Share Bureau will have the power to enforce the terms of the Agreement.

The hotel units are generally rented on a day-to-day basis. The rent for each hotel unit varies according to its size, amenities, and time of year.

(4) There is no proposed program for significant renovation, improvement or development of the Chart House Suites hotel during 1997. All renovations are scheduled to be paid for by operating cash flow.

(5) The Charthouse hotel is in competition for guests from similar properties in the vicinity. The general competitive conditions to which the property is or may be subject are set forth below.

The Clearwater Beach area of Clearwater, Florida contains numerous hotels and motels, with various size facilities and with a total of approximately 4,000 rooms and suites. The Company believes that room charges for the hotels in Clearwater Beach generally range from between $40 and $350 a night, although rates will vary depending upon season and demand. National hotel chains, such as Sheraton and Marriott, compete with the Chart House Suites hotel in Clearwater Beach. The Company believes that the proximity of the marina offers competitive advantages, as boaters often stay at the Chart House Suites hotel. Lengths of stay affect the results, and the Company strives to rent the penthouse (Class F Vacation Interests) for a minimum of two nights. The Company believes the Chart House Suites hotel competes with other rental accommodations on the bases of location, view and room quality, as well as rental rates.

(6) In the opinion of management, the property is adequately covered by insurance.

(7) With respect to the hotel the following additional information is provided:

(i)  Occupancy rate               1997           1996
     Class A Studio                71%            79%
     Class B Studio                63%            69%
     Class C Studio                63%            69%
     Class D Suite                 38%            46%
     Class E Suite                 58%            61%
     Class F Suite                 80%            91%

(ii) Tenant information

No user occupies ten percent or more of the rentable square footage of the property. Each tenant occupies the property as temporary transient housing. The principal provisions of each use is essentially the same except for the negotiated amount of daily rent. All rentals require the timely payment of rent by cash or credit card.

(iii) Principal business use

The property is used as a commercial hotel. Other occupations or professions are not carried on in or from the building.

(iv) Annual rental information

The average effective annual rental income per studio/suite is as follows:

                                        1997      1996
     All Studios/Suites                  18,300    18,610

(v)  Lease expirations

All leases are scheduled to expire on a daily basis.

(vi) Depreciation information

(A)  Federal tax basis

The federal tax basis for the property is set forth below:

                                        Accumulated      Tax
                              Cost      Depreciation     Basis
                                        (in thousands)
Land                             425            0            425
Land Improvements                 56           14             42
Building                       1,218          128          1,090
Boat Dock                        175           31            143
Furniture & Equipment-hotel      194          124             70
Signs & Equipment-marina           1            0              1
Total                        $ 2,069      $   298        $ 1,771

(B)  Rate

The applicable rate used for computing depreciation for financial statement purposes is 3.33% per year for buildings and improvements, and 20% per year for personal property.

(C)  Method

The applicable depreciation method used for computing depreciation for financial statement purposes is the straight line method.

(D)  Life claimed

The life used to depreciate assets for financial statement purposes is 30 years for buildings and improvements and 5 years for personal property.

(vii) Realty taxes

     Realty Tax Rate:         $22.8256 per $100
     Annual Realty Taxes:     $29,151 (1) (2)

(1) A discount of up to 4% (1% per month) is available for early payment of the tax due on March 31.

(2) Approximately 90.7% of the tax is allocable to the hotel, with 9.3% allocable to the marina.

Item 3.  Legal Proceedings

The Company is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders during the fourth quarter.

                             PART II

Item 5.  Market for Limited Partnership Interests and Related
Partner Matters

a)  Market Information

There has not been an organized public trading market and it is not anticipated that a public market for Vacation Interests will develop.

b)  Security Holders

As of February 28, 1998, there were no Vacation Interest holders of record.

c)  Dividends or Similar Distributions

During the last two years, there have not been any cash dividends declared.

It is intended to make quarterly cash distributions to all holders of Vacation Interests who elect to leave their Unit Weeks in the Charthouse Rental Pool (see Item 1. Description of
Business).

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

The financial statements included in Item 7 present the balance sheet as of December 31, 1997 and present the results of hotel operations for the two years ended December 31, 1997 and 1996.

Results of Operations

The average Unit Week operating revenue decreased $5 from $370 in 1996 to $365 in 1997. The decrease was attributable to several factors including lower occupancy experienced from August through December 1997 resulting primarily from Unit Weeks that were exchanged to RCI, to unseasonably colder weather in Florida compared to the prior year which has been attributed to the global disruption of weather caused by El Nino, to unseasonably warmer in the Midwest area of the United States and in Canada which are major vacation feeder markets, and to a decrease in Canadian tourists caused by the weakness of the Canadian dollar compared to the United States dollar.

The average daily rental unit revenue for occupied Studios/Suites increased $7 from $77 in 1996 to $84 in 1997.

The average Unit Week expenses increased $9 from $224 in 1996 to $233 in 1997. Approximately $7 of this increase was due to the average salary expenses per Unit Week, which increased from $95 in 1996 to $102 in 1997. The housekeeping staff, certain front desk expenses and management fees are variable expenses. The profile of the hotel guest also directly impacts expenses and the level of services required to be provided. Some of the 1997 increase salary costs are attributable to higher costs incurred recruiting and retaining qualified line level employees due to lower unemployment levels in the area.

Average Unit Week direct expenses per Unit Week decreased $2 from
$120 in 1996 to $118 in 1997.

Repair and maintenance expenses increased $4 per Unit Week from $10 in 1996 to $14 in 1997. The increase is primarily attributable to new furniture and equipment.

As a result of the foregoing, the average Unit Week operating revenues exceeded operating expenses by $132 in 1997 compared to $146 in 1996.

The daily revenue for hotel studios and suites by class for the comparative periods was:

Type of              1997                          1996
Unit         Low    Average    High        Low    Average    High

Class A       45      68        119         44       63       100
Class B       45      70        119         45       68       100
Class C       50      73        119         45       64       115
Class D       57      104       165         50       96       155
Class E       59      114       165         55       117      155
Class F*      73      127       250         68       88       200
All Classes           84                             77
(Average)

* Primarily rented on a monthly basis.

The average daily occupancy for hotel studios and suites by class for the comparative periods was:

Type of Unit                  1997           1996

Class A                       71%            77%
Class B                       63%            69%
Class C                       63%            69%
Class D                       38%            45%
Class E                       58%            61%
Class F                       80%            91%

The average daily revenue collected for occupied studios and suites fluctuates throughout the year. The range of the average daily revenue by class of rental unit by week fluctuated as follows:

Type of Unit                  1997           1996

Class A                        57-92          51-79
Class B                        61-89          55-96
Class C                        63-89          56-75
Class D                        76-126         73-113
Class E                        81-134         105-128
Class F                        73-176         68-143
All Classes (Average)          69-105         67-95

The average monthly occupancy range for each class of hotel rental unit was:

Type of Unit                  1997           1996

Class A                       63-93%         66-92%
Class B                       41-92%         49-94%
Class C                       49-92%         51-95%
Class D                       13-75%         14-91%
Class E                       23-84%         30-95%
Class F                       27-100%        58-100%

The difference in occupancy levels is primarily related to seasonal fluctuations. In addition a total of six weeks (42 rental days) were provided during 1997 to RCI as a condition of the Resort Affiliation Agreement. The loss of rental revenue attributable to providing these rental days directly affects the hotel revenue collected and the occupancy of the hotel for 1997.

Historical average monthly occupancy levels at the Chart House
Suites hotel were as follows:

Month               1997                1996

January             63%                 53%
February            88%                 90%
March               85%                 90%
April               65%                 74%
May                 61%                 66%
June                58%                 72%
July                68%                 66%
August              57%                 61%
September           55%                 63%
October             45%                 54%
November            37%                 54%
December            40%                 52%

There are certain events that could cause the reported financial information to not be indicative of future operating results or future financial condition, as follows:

Liquidity

At December 31, 1997 there was $923 of cash and $5,680 of escrow deposits resulting in $6,603 of cash. The Company does not have a credit line established to provide additional liquidity. As described below, the Company believes it will meet its obligations in a timely manner.

On April 16, 1996, the Company's sole shareholder entered into a subscription agreement to purchase 100 shares of the Company's common stock for $1,000 per share or an aggregate subscription price of $100,000. As of December 31, 1997, the sole shareholder has paid $10,000 of the subscribed amount.

Cash flow of $171,000 was generated by operating activities during 1997 to provide liquidity.

On a short-term basis, rental operations are expected to provide a stream of cash flow to fund quarterly cash distributions to the Interest Holders who participate in the rental pool. Payment of day-to-day operating expenses is provided by cash flow from operations and does not require the use of cash reserves.

The Chart House Suites hotel was not subject to any mortgage debt during both periods presented, although once the Company buys the hotel, it will owe approximately $1.8 million. The debt service payments will be covered by payments for the Interests. Day-to-day operating expenses were paid from operating revenue collected. Future operating expenses of the hotel are anticipated to be met by the annual dues paid by the Holders of the Interests.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the hotel.

Capital Resources

At December 31, 1997 no material commitments existed to make major capital expenditures, other than the purchase of the hotel. Pursuant to the terms of the License Plan, Holders will be subject to special assessment for any capital expenditures, but will not be responsible for amounts arising from the purchase of the Chart House Suites hotel.

The Company is offering for sale 150 A, B, C, D, E, and F class Vacation Interests. Purchasers of the Vacation Interests will have the right to use for two specific consecutive weeks of every spring, summer, fall and winter season until December 31, 2040, a hotel suite of a certain category in the Hotel. Owners of the Vacation Interests do not acquire an ownership or equity interest in the Company, but pursuant to the License Plan will acquire a license right to utilize a suite in the Hotel.

The 150 Vacation Interests are vacation licenses issued pursuant to the License Plan. Each class of Vacation Interests entitles a Holder to rental proceeds from the Rental Pool or, upon request, use of a corresponding Class of Unit Weeks in the Chart House Suites hotel. In addition to the purchase price of the Vacation Interests, Holders will be required to pay annual dues and, if any, special assessments associated with the hotel operations.

Prospective Forward-Looking Information

Information contained in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect, "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely effect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments and (vi) other factors described elsewhere in this Annual Report.

It is reasonably likely that historical financial information will bot necessarily be indicative of future operating results. To the extent that Unit Weeks are removed from the Rental Pool and used by Holders, there likely will be an increased future revenue per Unit Week available for rental because fewer rooms will be available for rental.

In addition, it is anticipated that the average daily collected revenue per Unit Week in the Rental Pool will increase over the historically reported collected revenue to the extent that owners of Interests removed their Units Weeks from the Rental Pool (this assumes that the public demand to rent hotel units remains constant). With fewer hotel units available for rent each day, it would be more likely that a higher room rent could be charged for the inventory of hotel studios and suites available each day. A lower supply of hotel studios and suites creates less pressure to discount room in order to obtain occupancy.

The historically reported financial information indicates that a trend towards higher collected revenue for hotel studios and suites and a trend towards higher occupancy. Management believes that these trends will continue from repeat customers and word-of-mouth advertising.

Environmental Matters

The Company and the hotel results are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. U.S. federal environmental legislation having particular impact on the hotel includes the Toxic Substances Control Act; the Resources Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund). The Company and the Chart House Suites hotel are also subject to the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency
(EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on the hotel's operations.

In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violation of these laws and regulations.

Management of the hotel is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns.

The hotel did not have any expenditures in 1997 for environmental capital projects or for operation and maintenance of environmental protection facilities. The Company estimates that during 1998 and 1999 no material amount will be spent on capital projects for environmental protection.

Management is not aware of any hidden or unapparent conditions of the property, subsoil or structural conditions which would render the Chart House Suites hotel more or less valuable. Management is not aware of the existence of potentially hazardous materials used in the construction or maintenance of the buildings, such as the presence of urea-formaldehyde foam insulation, and/or the existence of toxic waste, which may or may not be present at the hotel. Management is not aware of any groundwater contamination, underground methane gas or radon gas. Management believes that the hotel does not produce air emissions or waste water of environmental concern. Management is not aware of any underground storage tanks. Management is not aware of any incidents of spills, dumping or discharges at the property/or the presence of hazardous substances.

Impact of Year 2000

Some of the older computer programs used by the Company and affiliates were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. This is commonly known as the "Year 2000 Problem."

The Company and affiliates are taking steps that they believe are reasonably designed to address the Year 2000 problem with respect to computer systems that they use. The Company will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated to be immaterial including the purchase of new software that will be either capitalized or expensed as incurred. To date, the Company has not incurred and expensed any amounts for assessment of the Year 2000 issue and the development of a modification plan and purchase of new software.

The project is estimated to be completed not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will not pose significant operational problems for its computer systems.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those
anticipated.   Specific factors that might cause such material
differences include, but are not limited tom the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in the economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition, in general, the hotel passes increased costs on by increasing asking hotel rates over time.

Management believes that the ability to increase rental rates on hotel units should offset any adverse effects from inflation on the hotel's cost of operation.

Operating revenue reported on the hotel's financial statements were relatively even in the last two years from $465,000 in 1996 to $457,000 in 1997.

Inflation had no material effect on the results of operations in 1997 and 1996.

Item 7.  Financial Statements

The report of independent auditors and balance sheet as of December 31, 1997 of Charthouse Suites Vacation Ownership, Inc.
are submitted in a separate section of this report.

The report of independent auditors and statement of operating revenues and certain expenses for the years ended December 31, 1997 and 1996 of the Chart House Suites hotel are submitted in a separate section of this report.

Item 8.  Changes in and Disagreements on Accounting and Financial
Disclosure

There have been no disagreements with Virchow Krause & Company
LLP, the Company's independent auditors, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                             Part III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

(a)  Directors and Executive Officers.

The names, ages and business experience of the officers of the Company are as follows:

Mr. Jeffrey Keierleber (age 44), is the President and sole
Director of the Company. Mr. Keierleber is a shareholder, officer, and director of a number of affiliated corporations since 1980.

Mr. Michael G. Sweet (age 48), is a Certified Public Accountant and is Secretary of the Company. He has served as the Controller of Decade Companies and Partnership Manager of the Decade-sponsored partnerships since 1982, and as an officer and/or director of various affiliated entities since 1988.

(b)  Significant employees.

The names, ages and business experience of significant employees of the General Partner and its affiliates are as follows:

Mr. Steven Cooper (age 53), is a Certified Property Manager and has served as Vice-President of Decade Properties, Inc. since
1989.

Mr. Joseph Lawlor (age 33), has served as the General Manager of
Chart House Suites and marina in Clearwater, Florida and at the Holiday Inn Harbourside (also owned by an affiliate of Jeffrey
Keierleber) in Indian Rocks Beach, Florida since 1995.

R. Wayne Shaw (age 50), has served as Regional Manager of Florida properties for Decade Properties, Inc. since 1988.

(c)  Family relationships.

There is no family relationship between any of the foregoing individuals.

(d) Involvement in certain legal proceedings.  None.

(e) Compliance with Section 16(a) of the Exchange Act

The Vacation Interests are not subject to Section 16.

Item 10.  Executive Compensation

(a) Cash compensation.

None of the Company's officers or directors receive any compensation from the Company. They are compensated by Decade Properties, Inc. and affiliates. They will devote such time to Company matters as necessary (estimated at not more than 10% of their time), but will also be engaged in a variety of other real estate projects and businesses.

     (b)  Summary Compensation Table: N/A.

No cash or non-cash compensation has been paid or distributed during the last fiscal year.

(c) Option/SAR Grants Table: No options or stock appreciation rights have been granted.

(d)  Aggregated Option/SAR Exercises and Fiscal Year-End
Option/SAR Value Table: No options or stock appreciation rights have been granted.

(e)  Long-Term Incentive Plan Awards Table: None.

(f)  Compensation of Directors:  None.

(g) Employment contracts and termination of employment and change-in-control arrangements: None.

(h) Report on repricing of options/SAR's:  None.

Item 11.  Security  Ownership and  Certain Beneficial Owners and
Management

(a) Security ownership of certain beneficial owners.

Persons who are the beneficial owners of more than five percent of the voting securities as of March 20, 1998 are:

     (1)             (2)             (3)                (4)

Title of Class    Name and          Amount and     Percent of Class
                 Address of        Nature of
                 Beneficial        Beneficial
                 Owner             Owner

Common Stock  Jeffrey Keierleber      100               100%
              240 Bayside Drive
              Clearwater, FL 34630

(b)  Security ownership of management: See response to item (a).

(c) Changes in control.  None.

Item 12.  Certain Relationships and Related Transactions

Affiliates of the Company will provide management and consulting services to the Company including the rental services pursuant to agreements with the Company.

Decade Properties, Inc. will sell the hotel to the Company and be employed by the Company to provide property management services to the hotel. Effective upon the purchase of the hotel, Decade Properties will manage the hotel until December 31, 2040, for a fee of $2,500 per month (such fee to increase by the CPI index increase on the first of each year beginning January 1, 1998) plus reimbursement of defined expenses. The property management agreement provides for a payment to Decade Properties equal to the present value (using an 8% discount rate) of the remaining future payments to be received in the event Decade Properties is removed, in part or whole, as the property manager.

Holders of the Interests may utilize the Company's rental services if they do not want to or cannot use one or more of their allotted weeks of each year. Decade Properties will provide rental services for a fee equal to 5% of the rental revenue. Interest holders may also seek to have Decade Properties enter into individual property management agreements.

DPI Construction & Engineering Corp. ("DPIC&E"), an affiliate of the Company, is engaged in the general contracting business. The Company may enter into agreements with DPIC&E whereby DPIC&E will provide services in connection with renovation and remodeling work on the hotel.

Decade Properties and affiliates will be reimbursed for the actual cost of goods and materials used by or for the Company, including the following general functions of the Company: Company operations, Company accounting, investor communications, investor documentation, legal services, tax services, computer services, risk management, Company organizational and offering expenses, and any other related operational and administrative expenses necessary for the organization and operation of the Company.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits and Index of Exhibits and
(b)  Description of Exhibits

                                   Description

Exhibit 3 Articles of Incorporation and By-laws.

3.1 Specimen of Certificates for Interests (not applicable).

3.2 Charthouse Suites Vacation Ownership, Inc. Articles of
Incorporation previously filed with Registration Statement on October 7, 1996.

3.3 Charthouse Suites Vacation Ownership, Inc. By-laws previously filed with Registration Statement on October 7, 1996.

Exhibit 10     Forms of Material Contracts

10.1 Property Management Agreement previously filed with
Amendment No. 2 to Registration Statement on August 1, 1997.

10.2 Form of Non-Disturbance and Notice to Creditors previously filed with Amendment No. 3 to Registration Statement on September
12, 1997.

10.3 Form of Guaranteed Rental Arrangement Agreement previously filed with Amendment No. 2 to Registration Statement on August
1, 1997.

10.4 RCI Agreement previously filed with Amendment No. 2 to
Registration Statement on August 1, 1997.

10.5 Schedule of Weeks (attached as an Annex) previously filed with Registration Statement on October 7, 1996.

10.6 Escrow Agreement between William Atkinson and Charthouse
Suites Vacation Ownership, Inc. previously filed with Amendment
No. 2 to Registration Statement on August 1, 1997.

10.7 Form of Non-Exclusive Easement previously filed with Registration Statement on October 7, 1996.

10.8 Form of Private Letter Ruling Request previously filed with
Amendment No. 1 to Registration Statement on January 31, 1997.

10.9 Form of Revised IRS Private Letter Ruling Request, dated
July 16, 1997 previously filed with Amendment No. 2 to
Registration Statement on August 1, 1997.

10.10 Real Estate Sales and Purchase Agreement previously filed with Amendment No. 4 to Registration Statement on September 30,
1997.

10.11 Personal Property Purchase and Subscription Agreement previously filed with Amendment No. 4 to Registration Statement on September 30, 1997.

10.12 Escrow Agreement previously filed with Amendment No. 4 to
Registration Statement on September 30, 1997.

10.13 Quit Claim Deed previously filed with Amendment No. 4 to
Registration Statement on September 30, 1997.

10.14 Form of Letter Withdrawing IRS Private Letter Ruling
Request, dated September 9, 1997 previously filed with Amendment
No. 3 to Registration Statement on September 12, 1997.

10.15 Ernst & Young LLP letter dated October 3, 1997 previously filed with Amendment No. 5 to Registration Statement on October
16, 1997.

10.16 Artistic Renderings (attached as an Annex) previously filed with Amendment No. 5 to Registration Statement on October 16,
1997.

Exhibit 27 Financial Data Schedule (filed herewith) *

* copy available to Interest Holders upon request.

(c)  Financial Data Schedule.

A Financial Data Schedule was submitted in the electronic format prescribed by the EDGAR Filer Manual setting forth the financial information specified in the applicable table in the Appendixes to this item.

     (d)  Reports on Form 8-K filed in the fourth quarter of 1997.
     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Charthouse Suites Vacation Ownership, Inc.
                                     (Registrant)

March 30, 1998 By/s/ Jeffrey L. Keierleber
                    Dated     Jeffrey L. Keierleber, President, Sole Director,
               Principal Officer, and Principal Financial and
               Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 30,1998  By/s/ Jeffrey L. Keierleber
                    Dated     Jeffrey L. Keierleber, President, Sole Director,
               Principal Officer, and Principal Financial and
               Accounting Officer

                   ANNUAL REPORT ON FORM 10-KSB

                              ITEM 7

                       FINANCIAL STATEMENTS

                   YEAR ENDED DECEMBER 31, 1997

            CHARTHOUSE SUITES VACATION OWNERSHIP INC.

                      BROOKFIELD, WISCONSIN

                               AND

                        CHART HOUSE SUITES

                       CLEARWATER, FLORIDA