Form 10QSB
period 1998-03-31
CHARTHOUSE SUITES VACATION OWNERSHIP INC
filed 1998-05-15
CIK 1023396

U. S. Securities and Exchange Commission
                        Washington, D.C. 20549
                             FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

For the transition period from __________________________________
_____________ to ________________________________________________

Commission file number 333-13571.

              CHARTHOUSE SUITES VACATION OWNERSHIP, INC.
(Exact name of small business issuer as specified in its charter)

 State of Florida                                   59-3388947
(State or other jurisdiction                     (IRS Employer
of incorporation or organization)            Identification No.)

250 Patrick Blvd., Suite 140 Brookfield, Wisconsin   53045-5864
               (Address of principal executive offices)

                            (414) 792-9200
                     (Issuer's telephone number)

_________________________________________________________________
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X____ No ______.

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

              PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court. Yes ______ No ______.

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
________________0________________.

Transitional Small Business Disclosure Format (check one):
Yes ______ No ___X__.


              CHARTHOUSE SUITES VACATION OWNERSHIP, INC.

                             Form 10-QSB

                                INDEX

                            March 31, 1998

PART I. FINANCIAL INFORMATION                           Page

Item 1.   Financial Statements (unaudited as
          to March 31, 1998 and the three months
          then ended).

          Balance Sheet of Charthouse Suites
          Vacation Ownership, Inc. at
          March 31, 1998.                                 3

          Statements of Operating Revenues and
          Certain Expenses of Charthouse Suites
          for the three months ended
          March 31, 1998 and 1997.                        4

          Notes to Financial Statements.                  5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations   5-8

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                8

Item 6.   Exhibits and Reports on Form 8-K.                8

SIGNATURES                                                 8



                            BALANCE SHEET

                            March 31, 1998
                             (unaudited)

_________________________________________________________________

                               ASSETS

CURRENT ASSETS:
  Cash                                       $       923

  Escrow deposits                                  5,680

  Prepaid expenses                                11,847

   Total Assets                              $    18,450



                 LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
  Deferred revenue - unit maintenance        $     2,770
  Deferred revenue - unit sales                    5,680
   Total Liabilities                         $     8,450


SHAREHOLDER'S EQUITY:
  Common stock, par value $.01 per share,
   authorized 10,000 shares, issued 100 shares         1
  Paid-in-capital                                 99,999
                                                 100,000
  Less: Stock subscription receivable             90,000
   Total Shareholder's Equity                     10,000

   Total Liabilities and Shareholder's Equity $   18,450















        STATEMENTS OF OPERATING REVENUES AND CERTAIN EXPENSES
                         of Charthouse Suites
         For the Three Months Ended March 31, 1998 and 1997

________________________________________________________________

OPERATING REVENUES                     1998         1997
  Total rental income                $152,578     $168,310

  Other Income
   Telephone                            1,546        2,729
   Miscellaneous / other                  891        1,097
   Sales tax income                        86          180
     Total Other Income                 2,523        4,006
       Total Operating Revenues       155,101      172,316

CERTAIN EXPENSES
  Salaries
   Salaries - administration            1,469        1,519
   Salaries - housekeeping              6,796        6,912
   Manager on-site                      6,153        6,153
   Operations - front desk              4,854        6,456
   Maintenance and grounds              5,256        5,281
   Payroll taxes (included above)                    - 0 -
   Management fee                       7,500        7,500
     Total Salaries                    32,028       33,821

  Direct Expenses
   Insurance                            3,123        3,123
   Maintenance services and supplies    2,344        1,644
   Electric - units                     3,954        3,478
   Propane gas                          1,879        2,201
   Water and sewer                      1,931        2,971
   Trash removal                          778          651
   Cable television                       873          582
   Guest Room Supplies                  1,876        2,291
   Linen Replacement                    - 0 -        2,874
   Grounds                                300          340
   Sales and marketing                  1,975        7,865
   Telephone                            3,722        2,276
   Laundry and cleaning supplies          390        1,100

   Real estate tax                      7,500        6,900
   Miscellaneous administrative        11,511       11,063
     Total Direct Expenses             42,156       49,359

  Repair and Maintenance Expenses
   Furniture & equipment-interior       - 0 -        1,974
   Pool maintenance                       165           21
   Tile & Vinyl Replacement             1,100        - 0 -
   Building exterior                      310        - 0 -
     Total Repair and
       Maintenance Expenses             1,575        1,995

     Total Certain Expenses            75,759       85,175

       EXCESS OF OPERATING REVENUES
        OVER CERTAIN EXPENSES        $ 79,342     $ 87,141


              CHARTHOUSE SUITES VACATION OWNERSHIP, INC.
                             Form 10-QSB
                           March 31, 1998


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Charthouse Suites Vacation Ownership Inc. (the "Company") is a Corporation formed in 1996 in the State of Florida. The Company was organized to facilitate the sale and distribution of 150 Vacation Interests (the " Vacation Interests"), and to ultimately own the Chart House Suites hotel located in Clearwater Beach, Florida. The Company is in its offering stage and has not yet purchased the hotel and has not had any operations to date. However, the hotel is owned and operated by an affiliate of the Company, and information on the operations of the hotel are included in this report.

The financial statements included herein present the balance sheet of Charthouse Suites Vacation Inc, as of March 31, 1998 and present the results of hotel operations for the comparative quarterly periods ended March 31, 1998 and 1997.

Results of Operations

The average Unit Week operating revenue decreased $53 from $533 in 1997 to $477 in 1998. The decrease was attributable to several factors including lower occupancy resulting primarily from unseasonably colder weather in Florida compared to the prior year which has been attributed to the global disruption of weather caused by El Nino, to unseasonably warmer in the Midwest area of the Untied States and in Canada which are major vacation feeder markets, and to a decrease in Canadian tourists caused by the weakness of the Canadian dollar compared to the United States dollar. Also, the 1998 results do not include revenue from the Easter (Spring Break) season, whereas the 1997 reuslts included Easter (Spring Break) season revenue.

The average daily rental unit revenue for occupied Studios /
Suites increased $9 from $94 in 1997 to $103 in 1998.

The average Unit Week expenses decreased $79 from $262 in 1997 to $233 in 1998. In general, the variable expenses were decreased in 1998 in response to the lower occupancy.

Approximately $6 of this per Unit Week decrease was due to a decrease in direct expenses, which decreased from $104 in 1997 to $98 in 1998.

Average Unit Week direct expenses per Unit Week decreased $22 from $152 in 1997 to $130 in 1998.




Repair and maintenance expenses decreased $1 per Unit Week from $6 in 1997 to $5 in 1997.

As a result of the foregoing, the average Unit Week operating revenues exceeded operating expenses by $244 in 1998 compared to $268 in 1997, a $24 average decrease per Unit Week.

The daily revenue for hotel studios and suites by class for the comparative quarterly periods was:

Type of             1998                          1997
 Unit      Low    Average   High        Low     Average   High

Class A    $62      $85     $106        $49       $78     $100
Class B    $71      $88     $112        $60       $80     $100
Class C    $60      $92     $108        $50       $81     $100
Class D    $96     $126     $147        $89      $119     $136
Class E    $111    $134     $149        $105     $124     $137
Class F    $133    $153     $176        $77      $128     $149
All Classes        $103                           $94
(Average)

The average daily revenue collected for occupied studios and suites fluctuates throughout the year. The range of the average daily revenue by class of rental unit by week fluctuated during the quarterly periods as follows:

Type of Unit        1998              1997

Class A           $72-$93           $59-$89
Class B           $74-$98           $63-$89
Class C           $74-$103          $84-$89
Class D           $112-$137       $105-$126
Class E           $115-$146       $109-$134
Class F           $133-$176        $97-$149
All Classes
(Average)          $90-$112        $77-$105




The average monthly occupancy range for each class of hotel rental unit was:

Type of Unit        1998           1997

Class A             66%-80%        73%-93%
Class B             48%-79%        70%-92%
Class C             70%-78%        69%-91%
Class D             37%-59%        35%-74%
Class E             45%-77%        50%-83%
Class F             39%-100%       77%-100%

The difference in occupancy levels is primarily related to seasonal fluctuations.

Historical average monthly occupancy levels at the Charthouse
Suites hotel for each quarterly period were as follows:

Monthly                  1998                1997

January                  54%                 63%
February                 70%                 87%
March                    72%                 85%

Liquidity and Financial Condition

At March 31, 1998 there was $923 of cash and $5,680 of escrow deposits resulting in $6,603 of cash. The Company does not have a credit line established to provide additional liquidity. As described below, the Company believes it will meet its obligations in a timely manner.

On April 16, 1996, the Company's sole shareholder entered into a subscription agreement to purchase 100 shares of the Company's common stock for $1,000 per share or an aggregate subscription price of $100,000. As of December 31, 1997, the sole shareholder has paid $10,000 of the subscribed amount.

Cash flow of $79,000 was generated by operating activities during the quarter to provide liquidity.

On a short-term basis, rental operations are expected to provide a stream of cash flow to fund quarterly cash distributions to the Interest Holders who participate in the rental pool. Payment of day-to-day operating expenses is provided by cash flow from operations and does not require the use of cash reserves.



The Charthouse Suites hotel was not subject to any mortgage debt during both periods presented, although once the Company buys the hotel, it will owe approximately $1.8 million. The debt service payments will be covered by payments for the Interests. Day-to-day operating expenses were paid from operating revenue collected. Future operating expenses of the hotel are anticipated to be met by the annual dues paid by the Holders of the Interests.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the hotel.


PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

There is no material pending litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             CHARTHOUSE SUITES VACATION
                             OWNERSHIP, INC.
                             (Registrant)




Date:    May 15, 1998        By:/s/ Jeffrey Keierleber_________
                                Jeffrey Keierleber
                                President and Principal
                                Financial and Accounting Officer
                                Of Registrant