Form 10QSB
period 1998-06-30
CHARTHOUSE SUITES VACATION OWNERSHIP INC
filed 1998-08-26
CIK 1023396

U. S. Securities and Exchange Commission
                         Washington, D.C. 20549
                              FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _________________

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X____ No ______.

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes _____ No _____.

                  APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: _100__.

Transitional Small Business Disclosure Format (check one): Yes ___
No _X___.
               CHARTHOUSE SUITES VACATION OWNERSHIP, INC.

                              Form 10-QSB

                                 INDEX

                             June 30, 1998

PART I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements (unaudited as to June 30, 1998 and the three and six month periods then ended).

          Balance Sheet at June 30, 1998.                   3

          Notes to Financial Statements.                    4

          Supplemental Schedule of Operating Revenues
          and Certain Expenses of Charthouse Suites
          for the three and six month periods ended
          June 30, 1998 and 1997.                           5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     6

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                 14

Item 6.   Exhibits and Reports on Form 8-K.                 14

SIGNATURES                                                  15
CHARTHOUSE SUITES VACATION OWNERSHIP, INC.
                              BALANCE SHEET

                               June 30, 1998
                                (unaudited)



                                  ASSETS

CURRENT ASSETS:
Cash                                         $         738
Escrow deposits                                      5,680
Prepaid expenses                                    12,434
Total Assets                                 $      18,852


                   LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Accounts payable                             $         402
Deferred revenue - unit maintenance                  2,770
Deferred revenue - unit sales                        5,680
Total Liabilities                                    8,852


SHAREHOLDER'S EQUITY:
Common stock, par value $.01 per share,
 authorized 10,000 shares, issued 100 shares             1
Paid-in-capital                                     99,999
                                                   100,000
Less: Stock subscription receivable                (90,000)
Total Shareholder's Equity                          10,000

Total Liabilities and Shareholder's Equity   $      18,852










See Notes to Financial Statements




              CHARTHOUSE SUITES VACATION OWNERSHIP, INC.
                             Form 10-QSB
                            June 30, 1998
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company is in its offering stage and has not had any operations to date. Accordingly, statements of operations and statements of cash flows have been omitted from the financial statements. Operating results of the hotel, which the Company intends to purchase, for the three and six month periods ended June 30, 1998 are presented as supplemental financial information, but are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 because of the seasonal nature of the hotel operations. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

     SUPPLEMENTAL SCHEDULE OF OPERATING REVENUES AND CERTAIN EXPENSES
                        of Chart House Suites Hotel

                           Three Months Ended       Six Months Ended

OPERATING REVENUES          1998          1997      1998         1997

Total rental income      $112,377  $ 107,057      $264,955  $275,367

Total other income          2,953      4,911         5,476     8,917

Total Operating Revenues  115,330    111,968       270,431   284,284

CERTAIN EXPENSES

Salaries

Salaries-administration     1,788      2,721         3,257     4,240
Salaries-housekeeping       8,660      5,446        15,456    12,358
Manager on-site             6,018      4,047        12,171    10,200
Operations-front desk       8,763      7,251        13,617    13,707
Maintenance and grounds     5,658      4,791        10,914    10,072
Payroll taxes-included above   -0-            -0-      -0-         -0-
Management fee              7,500     13,000        15,000    20,500

Total Salaries             38,387     37,256        70,415    71,077

Direct Expenses

Sales and marketing         8,225      4,011        10,200    11,876
Real estate tax             7,500       6,900       15,000    13,800
Miscellaneous
 administrative               158         2,103    11,669    13,166
Other direct expenses      21,637        19,897    42,807    43,428

Total Direct Expenses      37,520        32,911    79,676    82,270

Repair and Maintenance Expenses

Total Repair and
  Maintenance Expenses      1,058      1,662         2,633     3,657

Total Certain Expenses     76,965     71,829       152,724   157,004

EXCESS OF OPERATING REVENUES
OVER CERTAIN EXPENSES    $ 38,365    $40,139      $117,707  $127,280

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Charthouse Suites Vacation Ownership, Inc. (the "Company") is a Corporation formed in 1996 in the State of Florida. The Company was organized to facilitate the sale and distribution of 150 Vacation Interests (the "Vacation Interests"), and to ultimately own the Chart House Suites hotel located in Clearwater Beach, Florida. The Company is in its offering stage and has not yet purchased the hotel and has not had any operations to date. However, the hotel is owned and operated by an affiliate of the Company, and information on the operations of the hotel are included in this report as a supplementary schedule.

The financial statements included herein present the balance sheet of Charthouse Suites Vacation Ownership, Inc. as of June 30, 1998 and a separate schedule presents the results of hotel operations for the comparative quarterly and six month periods ended June 30, 1998 and 1997.

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for hotel space and market rents, availability of prospective customers, the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Operating revenue for the hotel was $115,000 in the quarter ended June 30, 1998, compared to $112,000 for the same period of 1997, an increase of 2.7%. The 1998 results for the quarter include seasonal revenue from the Easter (spring break) season whereas the 1997 quarter results do not include the Easter (spring break) season revenue. The collected revenue for the quarter ended June 30, 1998 was also affected by not having available for rent six Unit Weeks which were deposited with the RCI Exchange Program in 1998, but not in 1997.

For the six month period ended June 30, 1998 operating revenue was $270,000 compared to $284,000 for the same period in 1997, a decrease of 4.9%. The decrease was attributable to several factors experienced during the first quarter including lower occupancy resulting primarily from unseasonably colder weather in Florida compared to the prior year which was attributed to the global disruption of weather caused by El Nino, to unseasonably warmer weather in the midwest area of the United States and in Canada which are major vacation feeder markets, and to a decrease in Canadian tourists caused in part by the weakness of the Canadian dollar compared to the United States dollar.

Total expenses were $77,000 for the quarter ended June 30, 1998, compared to $72,000 for the same period of 1997, a 6.9% increase. The $5,000 increase was primarily attributable to higher direct expenses including a $4,000 increase in sales and marketing costs which were incurred in an effort to increase occupancy.

For the six month period total expenses decreased by $4,000, from $157,000 to $153,000, compared to the same period in 1997. In general, the variable expenses were decreased during the first quarter in response to the lower occupancy percentage.

As a result of the foregoing, the excess of operating revenues over certain expenses was $38,000 for the quarter ended June 30, 1998, compared to $40,000 in the same period in 1997, a 5% decrease. For the six month periods the excess of operating revenues over certain expenses was $118,000, compared to $127,000 for 1997, a 7% decrease.

The proposed ownership of a Vacation Interest entitles purchasers to the right, subject to the terms and conditions of the License Plan, to rent or use the Chart House Suites hotel for eight weeks of each year until December 31, 2040. Holders are entitled to two consecutive weeks of time for each season (e.g. Spring, Summer, Fall and Winter). All Unit Weeks (including those owned by the Company) will automatically be placed in the Rental Pool. The Company will attempt to rent the Unit Weeks and will remit net rent proceeds, if any, to the Holder on a quarterly basis. The Company is offering Vacation Interests that, in the aggregate, will provide the Holders the right to rental income from the Rental Pool, if any, or the right to use one of the 25 suites for 8 weeks out of every year.

Under the License Plan, Holders who participate in the Rental Pool will receive income based upon ratios based upon the Company's arbitrary off-season nightly walk-in rate for each Class of suite and upon the actual number of Unit Weeks for each Class that is participating in the Rental Pool. Because Holders may personally use the Vacation Interests or exchange them in RCI's Exchange Program rather than leaving them in the Rental Pool, actual participation rental percentages will vary. The actual percentage allocation among Classes of Interests will vary in relation to how many suites are actually placed into the Rental Pool each Unit Week.

If the Rental Pool had been operating during the quarterly and six month periods presented herein, and if it is assumed that all studios and suites actually rented had been rented on behalf of the Rental Pool, then the net rental revenue would be derived as follows:

                    Three Months Ended   Six Months Ended
                    6/30/98    6/30/97     6/30/98     6/30/97
Rental Income
 (Actual)           $112,377   $107,057 $264,955  $275,367

Less: Pro Forma
 Rental Fee (5%)      (5,619)   (5,353)  (13,248)  (13,768)

Pro Forma Net Rental
 Revenue            $106,758   $101,704 $251,707  $261,599

If it is assumed that all Unit Weeks remained in the Rental Pool during the quarterly and six month periods presented herein, and no Unit Weeks were used by Holders or were deposited with the RCI Exchange Program, then the allocation of the pro-forma net rental revenue among Classes would be derived as follows:

                      Three Months Ended     Six Months Ended
                      6/30/98  6/30/97     6/30/98    6/30/97

Class A(36 Interests) $18,800 $ 17,910    $ 44,326  $ 46,068
Class B(24 Interests)  13,429   12,793      31,661    32,905
Class C(36 Interests)  22,829   21,748      53,824    55,940
Class D(36 Interests)  32,229   30,703      75,987    78,973
Class E(12 Interests)  11,638   11,087      27,440    28,518
Class F( 6 Interests)   7,833    7,463      18,469    19,195
Total Proforma
 Rental Revenue       $106,758 $101,704   $251,707  $261,599

Using the derived allocation of pro-forma net rental revenue by Class presented above, the proforma average of distributions from the Rental Pool per Unit Week would have been as follows:

                       Three Months Ended    Six Months Ended
                       6/30/98 6/30/97       6/30/98   6/30/97

Class A                $241     $230         $284       $295
Class B                $258     $246         $304       $316
Class C                $293     $279         $345       $359
Class D                $413     $394         $487       $506
Class E                $448     $426         $528       $548
Class F                $603     $574         $710       $738
All Units Weeks(Average)$328    $313         $387       $402

The annual dues per Unit Week for the Classes of Vacation Interests is set forth below for each period:

                       Three Months Ended     Six Months Ended
                       6/30/98 6/30/97           6/30/98  6/30/97

Class A                $190    $190                $190    $190
Class B                $190    $190                $190    $190
Class C                $205    $205                $205    $205
Class D                $285    $285                $285    $285
Class E                $305    $305                $305    $305
Class F                $305    $305                $305    $305

The proforma net revenue per Unit Week after consideration of annual dues is computed by subtracting the annual dues per Unit
Week from the proforma average distributions from the rental pool to result in the following:

                       Three Months Ended    Six Months Ended
                       6/30/98 6/30/97       6/30/98  6/30/97

Class A                $ 51     $ 40         $ 94       $105
Class B                $ 68     $ 56         $114       $126
Class C                $ 88     $ 74         $140       $154
Class D                $128     $109         $202       $221
Class E                $143     $121         $223       $243
Class F                $238     $209         $345       $373

The following information sets forth the results of operations of the hotel by average Unit Week and by Class as if the Rental Pool were in existence. This information is presented as a guide for potential Holders of the Unit Weeks who might elect to not participate in the Rental Pool.

The average Unit Week operating revenue increased $10 for the second quarter from $345 in 1997 to $355 in 1998. The average Unit Week operating revenue decreased $21 for the six month period from $437 in 1997 to $416 in 1998.

For the second quarter the average daily rental unit revenue for occupied Studios/Suites increased $9 from $83 in 1997 to $92 in 1998. The 1998 results for the quarter include seasonal revenue from the Easter (spring break) season whereas the 1997 quarter results do not include the Easter (spring beak) season revenue.

For the six month period the average daily rental unit revenue for occupied Studios/Suites increased $9 from $89 in 1997 to $98 in 1998. This increase is a result of higher rates.

The average daily revenue for hotel studios and suites by Class for the comparative quarterly and six month periods was:


Type of       Three Months Ended       Six Months Ended
 Unit        6/30/98       6/30/97    6/30/98    6/30/97

Class A        $76            $68       $80       $73
Class B        $77            $69       $85       $74
Class C        $76            $74       $82       $77
Class D        $121           $103      $124      $111
Class E        $119           $115      $127      $120
Class F        $123           $107      $138      $118
All Classes    $92            $83       $98       $89

The average daily occupancy for hotel studios and suites by Class for the comparative quarterly and six month periods was:

Type of Unit      Three Months Ended    Six Months Ended
                  6/30/98    6/30/97    6/30/98   6/30/97
Class A           69%         69%       72%       77%
Class B           61%         70%       63%       76%
Class C           59%         60%       67%       72%
Class D           44%         34%       47%       48%
Class E           60%         48%       60%       60%
Class F           80%         88%       97%       90%
All Classes       59%         58%       62%       68%

The 1998 occupancy levels presented have been adjusted to eliminate the effect of the hotel studios and suites that were not available for rent because they were deposited with the RCI Exchange Program.

While there can be no assurances, management believes that the occupancy levels that will be achieved at the hotel will be significantly higher after all Vacation Interests are sold because the number of studios and suites available for rent will decrease as Holders elect to either use their Unit Weeks or to exchange the Unit Weeks in the RCI Exchange Program. The following table presents the occupancy of the hotel by Class for the comparative quarterly and six month periods as if 25% of each Class of Vacation Interest were occupied by Holders, and 75% were participating in the Rental Pool.

Type of Unit      Three Months Ended         Six Months Ended
                  6/30/98    6/30/97         6/30/98   6/30/97
Class A           94%         94%            97%       100%
Class B           86%         95%            88%       100%
Class C           84%         85%            92%       97%
Class D           69%         59%            72%       73%
Class E           85%         73%            85%       85%
Class F           100%        100%           95%       100%
All Classes       84%         83%            87%       93%


Historical average monthly occupancy levels at the hotel for all units for each quarterly period were as follows:

Monthly                  1998                1997

April                    67%                 63%
May                      54%                 57%
June                     56%                 53%

The average Unit Week expenses increased $17 for the quarter from $219 in 1997 to $237 in 1998.

Approximately $3 of this per Unit Week increase was due to an increase in direct expenses, which increased from $115 in 1997 to $118 in 1998.

Average direct expenses per Unit Week increased $16 for the quarter from $99 in 1997 to $115 in 1998.

Repair and maintenance expenses decreased $2 per Unit Week from $5 in 1997 to $3 in 1997.

As a result of the foregoing, the average Unit Week operating revenues exceeded operating expenses by $118 in 1998 compared to $125 in 1997, a $7 average decrease per Unit Week.

Liquidity and Sources of Capital

At June 30, 1998 there was $738 of cash and $5,680 of cash held in escrow resulting in $6,418 of cash. The Company does not have a credit line established to provide additional liquidity. As described below, the Company believes it will meet its obligations in a timely manner.

On April 16, 1996, the Company's sole shareholder entered into a subscription agreement to purchase 100 shares of the Company's common stock for $1,000 per share or an aggregate subscription price of $100,000. As of June 30, 1998, the sole shareholder has paid $10,000 of the subscribed amount.

Cash flow from the hotel of $79,000 was generated by operating activities during the quarter to provide liquidity for hotel operations.

Once operational, the Company expects to meet its short-term liquidity requirements generally through the cash provided by hotel rental operations. Payment of day-to-day operating expenses was provided by operating revenue collected and did not require the use of cash reserves. Once Vacation Interests are sold, the future operating expenses of the hotel are anticipated to be met by the annual dues paid by the Holders of the Interests. Once the Vacation Interests are sold, the future cash provided by hotel rental operations will be distributed each quarter to the Interest Holders who participate in the Rental Pool.

The Company has contractual rights to acquire the Chart House Suites hotel, personal property, and marina for $1,796,000. The purchase is contingent upon the offering achieving the sale of 76 Vacation Interests before October 31, 1998. If fewer than 76 Vacation Interests are sold by October 31, 1998, the Company has the option to cancel the licenses and return to investors the entire subscription proceeds, reduced by certain payments or benefits received. Accordingly, the purchase of the property will not be completed until 76 Vacation Interests have been sold or until this requirement has been waived.

The Chart House Suites hotel was not subject to any mortgage debt during both periods presented, although once the Company buys the
hotel, it will owe approximately $1.8 million.   The Company
expects to meet its long-term debt service requirements from the payments to be received from the holders of the Interests.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the hotel.

The Company has conducted a review of its computer operating systems and has identified those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve this issue. The Company believes that by modifying certain existing hardware and software and, in other cases, converting to new application systems, the Year 2000 problem can be resolved without significant operational difficulties. Based upon a review of its computer operating systems, the Company does not believe that its systems interface with any systems of third parties and therefore the Company should not be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has estimated the Year 2000 project cost to be approximately $12,000 and in August 1998 a new reservation and accounting software package was purchased by Decade Properties, Inc., the current owner of the hotel.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

There is no material pending litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

              CHARTHOUSE SUITES VACATION OWNERSHIP, INC.
                             Form 10-QSB
                            June 30, 1998
                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

               CHARTHOUSE SUITES VACATION
                 OWNERSHIP, INC.
                     (Issuer)




Date:    August 21, 1998     By:/s/ Jeffrey Keierleber
                                Jeffrey Keierleber
                                President and Principal
                                Financial and Accounting Officer
                                Of Issuer