Form 10QSB
period 1998-09-30
CHARTHOUSE SUITES VACATION OWNERSHIP INC
filed 1998-11-17
CIK 1023396

U. S. Securities and Exchange Commission
                        Washington, D.C. 20549
                             Form 10-QSB
(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998.

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X     No       .

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes       No      .

                 APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100 .

Transitional Small Business Disclosure Format (check one):
Yes     No   X   .

                                INDEX

                          September 30, 1998

PART I. FINANCIAL INFORMATION                               Page

          Item 1. Financial Statements (unaudited as to September 30, 1998 and the three and nine month periods then ended).

                    Balance Sheet at September 30, 1998.              3

                    Notes to Financial Statements.                    4

                    Supplemental Schedule of Operating Revenues
                    and Certain Expenses of Charthouse Suites
                    for the three and nine month periods ended
                    September 30, 1998 and 1997.                      5

          Item 2.   Management's Discussion and Analysis              6

PART II. OTHER INFORMATION

          Item 1.   Legal Proceedings                                 14

          Item 6.   Exhibits and Reports on Form 8-K.                 14

          SIGNATURES                                                  15


                             BALANCE SHEET

                           September 30, 1998
                               (unaudited)



                                ASSETS

CURRENT ASSETS:
Cash                                                   320
Escrow deposits                                      5,680
Prepaid expenses                                    12,450
Total Assets                                        18,450


LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Deferred revenue - unit maintenance                  2,770
Deferred revenue - unit sales                        5,680
Total Liabilities                                    8,450


SHAREHOLDER'S EQUITY:
Common stock, par value $.01 per share,
 authorized 10,000 shares, issued 100 shares             1
Paid-in-capital                                     99,999
                                                   100,000
Less: Stock subscription receivable                (90,000)
Total Shareholder's Equity                          10,000

Total Liabilities and Shareholder's Equity          18,450

See Notes to Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company is in its offering stage and has not had any operations to date. Accordingly, statements of operations and statements of cash flows have been omitted from the financial statements. Operating results of the hotel, which the Company intends to purchase, for the three and nine month periods ended September 30, 1998 are presented as supplemental financial information, but are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 because of the seasonal nature of the hotel operations. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

     SUPPLEMENTAL SCHEDULE OF OPERATING REVENUES AND CERTAIN EXPENSES
                        of Chart House Suites Hotel

                           Three Months Ended       Nine Months Ended

OPERATING REVENUES          1998          1997      1998         1997

Total rental income        83,599    93,043        348,554   368,410

Total other income            680      5,359         6,156    14,276

Total Operating Revenues   84,279     98,402       354,710   382,686

CERTAIN EXPENSES

Salaries

Salaries-administration     1,732      1,548         4,989     5,788
Salaries-housekeeping       5,096      6,530        20,552    18,888
Manager on-site            10,514     16,263        22,685    26,463
Operations-front desk       3,763        731        17,380    14,438
Maintenance and grounds     6,157      5,138        17,071    15,210
Payroll taxes-included above   -0-            -0-      -0-         -0-
Management fee              5,295      2,500        20,295    23,000

Total Salaries             32,557     32,710       102,972   103,787

Direct Expenses

Sales and marketing         3,611      6,344        13,811    18,220
Real estate tax              7,500          6,900   22,500    20,700
Miscellaneous
 administrative              2,072           206    13,741    13,372
Other direct expenses       29,215        30,938    72,022    74,366

Total Direct Expenses       42,398        44,388   122,074     126,658

Repair and Maintenance Expenses

Total Repair and
  Maintenance Expenses     12,675           442    15,308      4,099

Total Certain Expenses     87,630        77,540   240,354    234,544

EXCESS OF OPERATING REVENUES
OVER CERTAIN EXPENSES      (3,351)       20,862   114,356    148,142

Item 2. Management's Discussion and Analysis

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

The financial statements included herein present the balance sheet of Charthouse Suites Vacation Ownership, Inc. as of September 30, 1998 and a separate schedule presents the results of hotel operations for the comparative quarterly and nine month periods ended September 30, 1998 and 1997.

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

Results of Operations

Operating revenue for the hotel was $84,000 in the quarter ended September 30, 1998, compared to $98,000 for the same period of 1997, a decrease of 14%. The 1998 results for the quarter do not include seasonal revenue from the Easter (spring break) season whereas the 1997 quarter results do include the Easter (spring break) season revenue. The collected revenue for the quarter ended September 30, 1998 was also affected by not having available for rent three Unit Weeks which were deposited with the RCI Exchange Program in 1998, but not in 1997.

For the nine month period ended September 30, 1998 operating revenue was $355,000 compared to $383,000 for the same period in 1997, a decrease of 7.3%. The decrease was primarily attributable to several factors experienced during the first quarter including lower occupancy resulting primarily from unseasonably colder weather in Florida compared to the prior year which was attributed to the global disruption of weather caused by El Nino, to unseasonably warmer weather in the midwest area of the United States and in Canada which are major vacation feeder markets, and to a decrease in Canadian tourists caused in part by the weakness of the Canadian dollar compared to the United States dollar.

Total expenses were $88,000 for the quarter ended September 30, 1998, compared to $78,000 for the same period of 1997, a 12.8% increase. The $10,000 increase was primarily attributable to higher repair and maintenance expenses including a new computer software reservation and accounting package which was purchased for $12,070.

For the nine month period total expenses increased by $5,000, from $235,000 to $240,000, compared to the same period in 1997. In general, the variable expenses were decreased during the quarter in response to the lower occupancy percentage.

As a result of the foregoing, the excess (deficiency) of operating revenues over certain expenses was $(3,000) for the quarter ended September 30, 1998, compared to $21,000 in the same period in 1997. For the nine month periods the excess of operating revenues over certain expenses was $114,000, compared to $148,000 for 1997, a 23% decrease.

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

If the Rental Pool had been operating during the quarterly and nine month periods presented herein, and if it is assumed that all studios and suites actually rented had been rented on behalf of the Rental Pool, then the net rental revenue would be derived as follows:

                    Three Months Ended  Nine Months Ended
                    9/30/98    9/30/97     9/30/98     9/30/97
Rental Income
 (Actual)             83,599     93,043  348,554   368,410

Less: Pro Forma
 Rental Fee (5%)      (4,180)   (4,652)  (17,428)  (18,420)

Pro Forma Net Rental
 Revenue              79,419     88,391  331,126   349,990

If it is assumed that all Unit Weeks remained in the Rental Pool during the quarterly and nine month periods presented herein, and no Unit Weeks were used by Holders or were deposited with the RCI Exchange Program, then the allocation of the pro-forma net rental revenue among Classes would be derived as follows:

                    Three Months Ended  Nine Months Ended
                    9/30/98    9/30/97     9/30/98    9/30/97

Class A                     13,986   15,566         58,312    61,633
Class B                      9,990   11,118         41,651    44,024
Class C                     16,983   18,901         70,807    74,841
Class D                     23,975   26,684         99,962   105,657
Class E                      8,658    9,636         36,098    38,154
Class F                      5,827    6,486         24,296    25,681
Total Proforma
 Rental Revenue      79,419    88,391       331,126    349,990

Using the derived allocation of pro-forma net rental revenue by Class presented above, the proforma average of distributions from the Rental Pool per Unit Week would have been as follows:

                    Three Months Ended     Nine Months Ended
                    9/30/98 9/30/97 9/30/98       9/30/97

Class A             $179            $200          $249      $263
Class B             $192            $214          $267      $282
Class C             $218            $242          $303      $320
Class D             $307            $342          $427      $452
Class E             $333            $371          $463      $489
Class F             $448            $499          $623      $658
All Units Weeks(Average)$244            $272      $340      $359

The annual dues per Unit Week for the Classes of Vacation Interests is set forth below for each period:

                    Three Months Ended       Nine Months Ended
                    9/30/98 9/30/97     9/30/98 9/30/97

Class A             $190           $190             $190    $190
Class B             $190           $190             $190    $190
Class C             $205           $205             $205    $205
Class D             $285           $285             $285    $285
Class E             $305           $305             $305    $305
Class F             $365           $365             $365    $365

The proforma net revenue per Unit Week after consideration of annual dues is computed by subtracting the annual dues per Unit Week from the proforma average distributions from the rental pool to result in the following:

                    Three Months Ended  Nine Months Ended
                    9/30/98 9/30/97 9/30/98   9/30/97

Class A             $(11)           $ 10          $ 59      $ 73
Class B             $  2            $ 24          $ 77      $ 92
Class C             $ 13            $ 37          $ 98      $115
Class D             $ 22            $ 57          $142      $167
Class E             $ 28            $ 66          $158      $184
Class F             $ 83            $134          $258      $293

The following information sets forth the results of operations of the hotel by average Unit Week and by Class as if the Rental Pool were in existence. This information is presented as a guide for potential Holders of the Unit Weeks who might elect to not participate in the Rental Pool.

The average Unit Week operating revenue decreased $44 for the third quarter from $303 in 1997 to $259 in 1998. The average Unit Week operating revenue decreased $28 for the nine month period from $392 in 1997 to $364 in 1998.

For the third quarter the average daily rental unit revenue for occupied Studios/Suites increased $3 from $75 in 1997 to $78 in 1998. The 1998 results for the quarter do not include seasonal revenue from the Easter (spring break) season whereas the 1997 quarter results do include the Easter (spring beak) season revenue.

For the nine month period the average daily rental unit revenue for occupied Studios/Suites increased $9 from $82 in 1997 to $91 in 1998. This increase is a result of higher rates.

The average daily revenue for hotel studios and suites by Class for the comparative quarterly and nine month periods was:

Type of       Three Months Ended       Nine Months Ended
 Unit        9/30/98      9/30/97     9/30/98    9/30/97
Class A        $63            $62       $75       $67
Class B        $74            $64       $81       $69
Class C        $65            $64       $76       $71
Class D        $94            $90       $114      $101
Class E        $97            $103      $117      $111
Class F        $118           $110      $131      $114
All Classes    $78            $75       $91       $82

The average daily occupancy for hotel studios and suites by Class for the comparative quarterly and nine month periods was:

Type of Unit      Three Months Ended    Nine Months Ended
                  9/30/98    9/30/97    9/30/98   9/30/97
Class A           66%         73%       70%       75%
Class B           62%         63%       62%       70%
Class C           63%         65%       66%       69%
Class D           45%         34%       46%       41%
Class E           55%         40%       58%       50%
Class F           99%         48%       92%       69%
All Classes       60%         57%       72%       62%

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

Type of Unit      Three Months Ended         Nine Months Ended
                  9/30/98    9/30/97         9/30/98   9/30/97
Class A           91%         98%            95%       100%
Class B           87%         88%            87%       95%
Class C           88%         90%            91%       94%
Class D           70%         59%            72%       66%
Class E           80%         65%            83%       75%
Class F           100%        73%            100%      94%
All Classes       85%         82%            87%       87%

Historical average monthly occupancy levels at the hotel for all units for each quarterly period were as follows:

Monthly                  1998                1997

July                     66%                 66%
August                   59%                 55%
September                55%                 49%

The average Unit Week expenses increased $31 for the third quarter from $239 in 1997 to $270 in 1998. Average Unit Week expenses increased $6 for the nine month period from $241 in 1997 to $247 in 1998.

Approximately $38 of this per Unit Week increase for the third quarter was due to an increase in repair and maintenance expenses, which reflects the purchase of the new reservation and accounting software package during the third quarter of 1998.

Average direct expenses per Unit Week decreased $6 for the quarter from $137 in 1997 to $131 in 1998. Average direct expenses for the nine month period decreased $5, from $130 in 1997 to $125 in 1998.

Salary expenses remained at $100 per Unit Week for both third quarter periods presented, and at $106 for both nine month periods presented.

As a result of the foregoing, the average Unit Week operating expenses exceeded operating revenues for the third quarter by $10 in 1998 compared to operating revenues exceeding operating expenses by $64 in 1997, resulting in a $74 average decrease per Unit Week.

As a result of the foregoing, the average Unit Week operating revenues exceeded operating expenses for the nine month periods by $118 in 1998 compared to $152 in 1997, a $34 average decrease per Unit Week.

Liquidity and Sources of Capital

At September 30, 1998 there was $320 of cash and $5,680 of cash held in escrow resulting in $6,000 of cash. The Company does not have a credit line established to provide additional liquidity. As described below, the Company believes it will meet its obligations in a timely manner.

On April 16, 1996, the Company's sole shareholder entered into a subscription agreement to purchase 100 shares of the Company's common stock for $1,000 per share or an aggregate subscription price of $100,000. As of September 30, 1998, the sole shareholder has paid $10,000 of the subscribed amount.

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

The Company has contractual rights to acquire the Chart House Suites hotel, personal property, and marina for $1,796,000. The purchase is contingent upon the offering achieving the sale of 76 Vacation Interests before October 31, 1999. If fewer than 76 Vacation Interests are sold by October 31, 1999, the Company has the option to cancel the licenses and return to investors the entire subscription proceeds, reduced by certain payments or benefits received. Accordingly, the purchase of the property will not be completed until 76 Vacation Interests have been sold or until this requirement has been waived.

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

Year 2000 Issues

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Decade Properties Inc. ("DPI"), an affiliate of the Company, has undertaken various initiatives intended to ensure that the computer equipment and software that it uses on behalf of the hotel will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, and other miscellaneous systems as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates DPI's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, DPI believes that certain of the computer equipment and software it currently uses on behalf of the hotel will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software,DPI attempts to obtain replacements that are Year 2000 compliant.

DPI has identified those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve this issue. DPI believes that by modifying certain existing hardware and software and, in other cases, converting to new application systems, the Year 2000 problem can be resolved without significant operational difficulties. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, DPI currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by June 30, 1999 and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. DPI estimates that as of September 30, 1998, it had completed approximately 35% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 65% of the initiatives are in process and expected to be completed on or about June 30, 1999.

DPI has also initiated formal communications with all of its significant suppliers to determine the extent to which the hotel's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

DPI believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the hotel with respect to Year 2000 issues of third parties, will not exceed $15,000. Such expenditures will be funded from operating cash flows. As of September 30, 1998 the hotel had incurred costs of approximately $12,000 related to its Year 2000 identification, assessment, remediation and testing efforts. All of the $12,000 relates to analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors or service providers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

DPI presently believes that the Year 2000 issue will not pose significant operational problems for the hotel. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the hotel's results of operations or adversely affect the hotel's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the hotel's systems or results of operations.

PART II.

OTHER INFORMATION

Item 1. Legal Proceeding.

There is no material pending litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

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

                                                CHARTHOUSE SUITES VACATION
                                                     OWNERSHIP, INC.
                                                      (Issuer)




Date:    November 16, 1998   By:/s/ Jeffrey Keierleber
                                Jeffrey Keierleber
                                President and Principal
                                       Financial and Accounting Officer
                                       Of Issuer