Form 10KSB/A
period 1997-12-31
CHARTHOUSE SUITES VACATION OWNERSHIP INC
filed 1998-12-14
CIK 1023396

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.   20549

                           Form 10-KSB/A
(Mark One)

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

                   Charthouse Suites Vacation Ownership, Inc.
                                     (Registrant)

December 12, 1998 By/s/ Jeffrey L. Keierleber
                    Dated     Jeffrey L. Keierleber, President, Sole Director,
               Principal Officer, and Principal Financial and
               Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

December 12, 1998  By/s/ Jeffrey L. Keierleber
                    Dated     Jeffrey L. Keierleber, President, Sole Director,
               Principal Officer, and Principal Financial and
               Accounting Officer

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