Form 10KSB
period 1998-12-31
CHARTHOUSE SUITES VACATION OWNERSHIP INC
filed 1999-04-01
CIK 1023396

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-KSB
(Mark One)

[ X ]Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998
                                 or
[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

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

The aggregate market value of the Vacation Interests ("Interests") is indeterminable because there is no established or organized market for the Interests.
      ANNUAL REPORT ON FORM 10-KSB

INDEX

YEAR ENDED DECEMBER 31, 1998

CHARTHOUSE SUITES VACATION OWNERSHIP INC.
BROOKFIELD, WISCONSIN


Part I                                            Item    Page

Description of Business                              1      3
Description of Property                              2      6
Legal Proceedings                                    3     14
Submission of Matters to a Vote of Security Holders  4     14

Part II

Market for Vacation Interests and Related Matters 5 14 Management's Discussion and Analysis or Plan
of Operations                                        6     14
Financial Statements                                 7     29
Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                  8     29

Part III

Directors, Executive Officers, Promoters and         9     29
Control Persons; Compliance with Section 16(a)
of the Exchange Act
Executive Compensation                              10     30
Security Ownership and Certain Beneficial Owners and
Management                                          11     31
Certain Relationships and Related Transactions      12     32
Exhibits and Reports on Form 8-K                    13     33

Signatures                                                 37

Audited Financial Statements                               38

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
Charthouse Suites Vacation Ownership Inc.
Annual Report on Form 10-KSB
For year ended December 31, 1998
Page 3

/* WordPerfect Structure - Header A Ending */
PART I

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

Each Vacation Interest has the right to eight Unit Weeks per year. Each Unit Week will automatically be placed in the Rental Pool, unless upon 30 or more days written notice to the Company, a Holder may withdraw any or all of the Holder's allotted Unit Weeks from the Rental Pool. Unless otherwise permitted by the Company, a Holder may only withdraw entire Unit Weeks from the Rental Pool. Pursuant to the Rental Pool, the Company will attempt to rent the suite to others on a daily or other basis, and the Holder will share pro rata (utilizing various rental pool allocations established in the License Plan from each Class of Vacation Interests) in the rentals of all Unit Weeks that are placed in the Rental Pool. A Unit Week left in the Rental Pool will not be available for personal use, even if the Rental Pool earns little or no proceeds.

Under the License Plan, Holders of Vacation Interests who participate in the Rental Pool will receive income based upon ratios developed by the Company. The ratios are based upon the Company's assumed off-season nightly walk-in rate for each Class of suites and upon the actual number of Unit Weeks of each Class that are participating in the Rental Pool. The assumed walk-in nightly rental rates represent the Company's estimate of approximate suite rental value rates for each Class of Interests and are the base for all Rental Pool allocations until December 31, 2040. These rates, however, have been determined arbitrarily. Because Holders may personally use the Vacation Interests or exchange them in RCI's Exchange Program rather than leaving them in the Rental Pool, actual participation rental percentages will vary each Unit Week.

The hotel business is highly competitive. The hotel is in competition for guests with numerous other alternative sources of housing, including, but not limited to, a hotel owned by an affiliate of the Company. Many of these competitors may have greater resources than those of the Company or may be associated with individuals with broader experience than that of the management of the Company. Additional hotel units may be built which may compete directly with, or offer greater amenities than, the Chart House Suites hotel.

The hotel is not dependent upon any single user or small groups of users for its operating success. The loss of any one of or a small group of users would not have a material adverse effect. The Company does not foresee any events or market trends which would have a materially adverse effect upon the hotel's revenues, but notes that revenue fluctuates with the seasons and the weather.

During 1998, the Company did not directly employ any individuals. In order to effectively manage the personnel function of operating the hotel and to control the costs of compensation (including wages, worker's compensation, unemployment, payroll taxes, health care, and 401(k) profit sharing plans), the employees who work for the hotel are employed by Decade Properties, Inc. The costs of these employee services are reimbursed by the hotel based upon the records of such employees in performing such services multiplied by a rate established to cover overhead and expenses incurred to perform such duties. The hotel is managed by Decade Properties, Inc., an affiliate of the Company. Approximately 10 full and part-time employees work at the hotel. Employees of Decade Properties, Inc. and affiliates perform the on-site management services required to operate and maintain the hotel and render management services to the Company including maintaining investor communications, compliance with tax laws and other governmental regulations, and cash management.

At the close of business on December 31, 1998, no Interests were issued or outstanding, but proceeds for one Interest were held in escrow. The principal offices of the Company are located at 250 Patrick Blvd., Suite 140, Brookfield, Wisconsin, 53045-5864, telephone (414) 792-9200.

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

The proposed method of financing the purchase of Charthouse is to borrow the funds needed to acquire the property from the seller of the hotel, an affiliate, and use the proceeds from the sale of Vacation Interests to repay such amount.

The Company is not prohibited from using either unsecured or secured financing. The Company has complete discretion to finance or refinance its property, on a secured, or unsecured basis, at any time it determines that such financing or refinancing is advantageous to it.

There is no limitation on the number of mortgages which may be placed on the property, although any mortgage will have to be subject to the terms of the existing License Plan.

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

(3)Securities of or interests in persons primarily engaged in real estate activities.

The Company does not intend to invest in any securities such as common stocks, interests in real estate investment trusts, or partnership interests.

(c) Description of Real Estate and Operating Data

The Company did not own any property as of December 31, 1998 or during the year then ended, but had the right to acquire the Chart House Suites hotel.

(1)The general character and location of the property to be acquired by the Company is described below. The Chart House Suites hotel is a four-story hotel overlooking Clearwater Bay located in Gulf Beaches area of Clearwater, Florida and has been owned by Decade Properties, Inc., an affiliate of the Company, since 1992. Attached to the Chart House Suites hotel grounds is a marina that is also owned by Decade Properties, Inc. and will continue to be owned by Decade Properties, Inc. The Chart House Suites hotel contains on its grounds a heated in-ground 20 by 25 foot pool and laundry room facilities. As described below, the hotel's location provides access to white sand public beaches, recreational facilities, restaurants, entertainment and shopping in Clearwater Beach. The Tampa Bay, Florida airport is approximately 20 miles away, and St. Petersburg's airport is approximately 12 miles away.

     The Chart House Suites hotel is comprised of 25 rental units located in one four-story building containing approximately 20,000 enclosed square feet. The attached marina, which is not part of the License Plan, has 27 boat slips. The building and most of its improvements were built in 1971 as a common area for a nearby condominium and then converted to a restaurant. In 1993, the building was converted to a hotel and was completely updated and remodeled. The property is rectangular in shape, contains approximately .66 acres and is located on the north side of Bayway Boulevard, Clearwater, Florida. Each suite contains sleeping accommodations, private bathroom facilities and limited cooking facilities (varying in each unit). The hotel has a parking lot with 46 spaces, which Holders may use at no additional charge. Each suite comes equipped with locked doors, a bed or beds, hotel-like furniture, one or more bathrooms and one or more televisions, including access to cable television.

     (2)The Company does not yet hold title to the hotel and marina. There are no mortgages, lines, or encumbrances against the property (except for the License Plan).

     (3)The Company does not lease any properties from others except has the right to the hotel through the escrow arrangement described below.

     There is a contract to purchase the Chart House Suites hotel and marina. As of June 30, 1997, the Company orally entered into an agreement with Decade Properties, Inc. to acquire the Chart House Suites hotel, which was confirmed in writing on September 29, 1997. Under the irrevocable terms of the written agreement, Charthouse will pay approximately $1,796,000 for the hotel, personal property and marina. As provided in the License Plan, if the Company does not sell 76 Interests by October 1, 1999, it reserves the right to cancel the Interests and return the paid-in amount (less amounts for certain benefits received or used). The Company and Decade Properties, Inc. have agreed to escrow the title until the sale of 76 Interest or October 1, 1999 unless the Offering is canceled. Accordingly, the Company has contractual rights to acquire the Chart House Suites hotel, but will not complete the sale until 76 Interests have been sold or until this requirement has been waived.

     The hotel units are generally rented on a day-to-day basis. The rent for each hotel unit varies according to its size, amenities, and time of year.

     (4)The proposed budget for significant renovation and capital expenditures at the Chart House Suites hotel during calendar year 1999 is estimated to not exceed $32,000. The budget includes new carpeting of units and hallways of $12,000, new furniture of $5,000, pool deck of $5,000, new window treatments of $5,000 and new bedspreads of $5,000. All renovations are scheduled to be paid for by operating cash flow.

     (5)The Charthouse hotel is in competition for guests from similar properties in the vicinity. The general competitive conditions to which the property is or may be subject are set forth below.

     The Clearwater Beach area of Clearwater, Florida contains numerous hotels and motels, with various size facilities and with a total of approximately 4,000 rooms and suites. The Company believes that room charges for the hotels in Clearwater Beach generally range from between $40 and $350 a night, although rates will vary depending upon season and demand. National hotel chains, such as Sheraton, Hilton, Radisson and Holiday Inn, compete with the Chart House Suites hotel in Clearwater Beach. The Company believes that the proximity of the marina offers competitive advantages, as boaters often stay at the Chart House Suites hotel. Lengths of stay affect the results, and the Company strives to rent the penthouse (Class F Vacation Interests) for a minimum of two nights. The Company believes the Chart House Suites hotel competes with other rental accommodations on the bases of location, view and room quality, as well as rental rates.

     (6)In the opinion of management, the property is adequately covered by insurance.

     (7)With respect to the hotel the following additional information is provided:
      (i)     Occupancy rate                   1998              1997
      Class A Studio                    67%               71%
     Class B Studio                    54%               63%
     Class C Studio                    64%               63%
     Class D Suite                     41%               38%
     Class E Suite                     59%               58%
     Class F Suite                    76%               80%
     All Classes                    60%               66%

(ii)     Tenant information

No user occupies ten percent or more of the rentable square footage of the property. Each tenant occupies the property as temporary transient housing. The principal provisions of each use is essentially the same except for the negotiated amount of daily rent. All rentals require the timely payment of rent by cash or credit card.

(iii) Principal business use

The property is used as a commercial hotel. Other occupations or professions are not carried on in or from the building.

(iv)     Annual rental information

     The average effective annual rental income per studio/suite is as follows:

                                        1998          1997
     All Studios/Suites                    $16,410     $18,300

(v)     Lease expirations

All leases are scheduled to expire on a daily basis, except for the Class F Suite which often has a minimum stay requirement of two days.



(vi) Depreciation information

(A)     Federal tax basis

The federal tax basis for the property is set forth below:

                                        Accumulated      Tax
                                  Cost          Depreciation     Basis
                                        (in thousands)
Land                         $   425      $     0        $   425
Land Improvements                 56           17             39
Building                       1,218          159          1,059
Boat Dock                        176           43            133
Furniture & Equipment-hotel      208          147             61
Signs & Equipment-marina           1            0              1
Total                        $ 2,084      $   366        $ 1,718

(B)     Rate

The applicable rate used for computing depreciation for financial statement purposes is 3.33% per year for buildings and improvements, and 20% per year for personal property.

(C)     Method

The applicable depreciation method used for computing depreciation for financial statement purposes is the straight line method.

(D)     Life claimed

The life used to depreciate assets for financial statement purposes is 30 years for buildings and improvements and 5 years for personal property.

(vii) Real estate taxes

     Realty Tax Rate:          $22.7830 per $100
     Annual Realty Taxes:     $28,759 (1) (2)

(1)A discount of up to 4% (1% per month) is available for early payment of the tax due on March 31.

(2)Approximately 90.6% of the tax is allocable to the hotel, with 9.4% allocable to the marina.

Item 3.  Legal Proceedings

The Company is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders during the fourth quarter.

PART II

Item 5.  Market for Vacation Interests and Related Matters

a)  Market Information

There has not been an organized public trading market and it is not anticipated that a public market for Vacation Interests will develop.

b)  Security Holders

As of February 28, 1999, there were no Vacation Interest holders of record.

c)  Dividends or Similar Distributions

During the last two years, there have not been any cash dividends declared.

It is intended to make quarterly cash distributions to all holders of Vacation Interests who elect to leave their Unit Weeks in the Charthouse Rental Pool (see Item 1. Description of Business).
Item 6.  Management's Discussion and Analysis or Plan of Operation.

The financial statements included in Item 7 present the balance sheet of Charthouse Suites Vacation Ownership Inc. as of December 31, 1998 and present the statement of operating revenues and certain expenses of the Chart House Suites hotel for the years ended December 31, 1998 and 1997.

Results of Operations

Operating revenue for the hotel was $420,000 in 1998, compared to $474,000 for 1997, a decrease of 11%. The decrease was attributed to several factors including lower occupancy primarily from unseasonably colder weather in Florida compared to the prior year which has been attributed to the global disruption of weather caused by El Nino, to unseasonably warmer weather in the midwest area of the United States and in Canada which are major vacation feeder markets for the hotel, and to a decrease in Canadian tourists caused by the weakness of the Canadian dollar compared to the United States dollar. Operating revenue was also affected by the number of hotel studios and suites that were not available for rent because they were deposited with the RCI Exchange Program. The decrease in telephone revenue of approximately $5,000 was caused by the old billing software system which did not properly charge phone calls to the rooms for reimbursement. The room reservation and accounting system has been replaced and higher telephone revenue is anticipated as a result of this change.

Total expenses were $295,000 for the 1998, compared to $303,000 for 1997, a 3% decrease. The $8,000 decrease was primarily attributed to a $16,000 decrease in variable direct expenses, offset by higher repair and maintenance expenses including a new computer software reservation and accounting package. In general, the variable expenses were decreased during the year in response to the lower occupancy percentage.

As a result of the foregoing, the net excess of operating revenues over certain expenses was $125,000 for 1998, compared to $171,000 for 1997.
The proposed ownership of a Vacation Interest entitles purchasers to the right, subject to the terms and conditions of the License Plan, to rent or use the Chart House Suites hotel for eight weeks of each year until December 31, 2040. Holders are entitled to two consecutive weeks of time for each season (e.g. Spring, Summer, Fall and Winter). All Unit Weeks (including those owned by the Company) will automatically be placed in the Rental Pool. The Company will attempt to rent the Unit Weeks and will remit net rent proceeds, if any, to the Holder on a quarterly basis. The Company is offering Vacation Interests that, in the aggregate, will provide the Holders the right to rental income from the Rental Pool, if any, or the right to use one of the 25 suites for 8 weeks out of every year.

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

If the Rental Pool had been operating during the two years presented herein, and if it is assumed that all studios and suites actually rented had been rented on behalf of the Rental Pool, then the net rental revenue would be derived as follows:

                                     1998      1997
Rental Income (Actual)               $410,252     $457,495

Less: Pro Forma Rental Fee (5%)      (20,513)      (22,875)

Pro Forma Net Rental Revenue          $389,739     $434,620

If all Unit Weeks remained in the Rental Pool during the years presented herein, and no Unit Weeks were used by Holders or were deposited with the RCI Exchange Program, then the allocation of the pro-forma net rental revenue among Classes would be derived as follows:
                                     1998       1997

Class A$ 68,633     $ 76,537
Class B  49,024       54,669
Class C            83,341       92,938
Class D 117,657       131,206
Class E  42,487        47,380
Class F          28,597       31,890
Total Proforma Rental Revenue     $389,739     $434,620

Using the derived allocation of pro-forma net rental revenue by Class presented above, the proforma average of distributions from the Rental Pool per Unit Week would have been as follows:

                         1998       1997

Class A               $220     $245
Class B               $236     $263
Class C               $267     $298
Class D               $377     $421
Class E               $409     $456
Class F               $550     $613
All Units Weeks(Average)$300               $334

The annual dues per Unit Week for the Classes of Vacation Interests is set forth below for each period:

                            1998                1997

Class A               $190$190
Class B               $190$190
Class C               $205          $205
Class D               $285          $285
Class E               $305          $305
Class F               $365          $365
The proforma net revenue per Unit Week after consideration of annual dues is computed by subtracting the annual dues per Unit Week from the proforma average distributions from the rental pool to result in the following:

                    19981997

Class A               $ 30     $ 55
Class B               $ 46               $ 73
Class C               $ 62               $ 93
Class D               $ 92               $136
Class E               $104               $151
Class F               $185               $248

The following information sets forth the results of operations of the hotel by average Unit Week and by Class as if the Rental Pool were in existence. This information is presented for potential Holders of the Unit Weeks who might elect to not participate in the Rental Pool and desire such information.

The average daily revenue for hotel studios and suites by Class for the comparative periods was:

Type of        1998           1997
Unit  Average   Average
Class A   $ 72     $ 68
Class B        $ 76     $ 70
Class C        $ 76     $ 73
Class D        $108     $104
Class E        $114     $114
Class F   $118     $127
All Classes (Average)   $ 87     $ 84

The average daily occupancy for hotel studios and suites by Class for the comparative periods was:




Type of Unit                    1998               1997
Class A                         67%               71%
Class B                         54%               63%
Class C                         64%               63%
Class D                         41%               38%
Class E                         59%               58%
Class F                         76%               80%

The 1998 occupancy levels presented have been adjusted to eliminate the effect of the hotel studios and suites that were not available for rent because they were deposited with the RCI Exchange Program pursuant to the RCI contract.

While there can be no assurances, management believes that the occupancy levels that will be achieved at the hotel will be significantly higher after all Vacation Interests are sold because the number of studios and suites available for rent will decrease as Holders elect to either use their Unit Weeks or to exchange the Unit Weeks in the RCI Exchange Program. The following table presents the occupancy of the hotel by Class for the comparative annual periods as if 25% of each Class of Vacation Interest were occupied by Holders, and 75% were participating in the Rental Pool.

Type of Unit          Proforma Occupancy
                  1998     1997
Class A             92%                    96%
Class B             79%          88%
Class C             89%                    88%
Class D             66%                    73%
Class E             84%                    83%
Class F             100%               100%
All Classes        85%                    91%

Historical average monthly occupancy levels at the hotel for all units for each annual period were as follows:
      Month          1998                    1997

January               54%                    63%
February               70%                    88%
March               72%                    85%
April               67%                    65%
May                    54%                    61%
June                    56%                    58%
July                    66%                    68%
August               59%                    57%
September               55%                    55%
October               44%                    45%
November               36%                    37%
December               39%                    40%

As a result of the previously described factors. The average Unit Week operating revenue decreased $42 from $365 in 1997 to $323 in 1998.

The average daily rental unit revenue for occupied Studios/Suites increased $3 from $84 in 1997 to $87 in 1998.

The average Unit Week expenses decreased $6 from $233 in 1997 to $227 in 1998. The decrease consisted of a $12 decrease in direct expenses, offset by a $6 increase in repair and maintenance expenses.

Average salary expenses per Unit Week of $101 was approximately the same as the preceding year.

Average Unit Week direct expenses per Unit Week decreased $12 from $117 in 1997 to $105 in 1998. The decrease is primarily attributed to a decrease in sales and marketing expenses in 1998 of $6; a decrease in administrative expenses of $4, and a decrease in water and sewer expenses of $2.

Repair and maintenance expenses increased $6 per Unit Week from $14 in 1997 to $20 in 1998. The increase is primarily attributed to the purchase of a new computer software reservation and accounting package which was purchased during 1998 for $12,070.

As a result of the foregoing, the average Unit Week operating revenues exceeded operating expenses by $96 in 1998 compared to $132 in 1997.

Liquidity

At December 31, 1998 there was $320 of cash and $5,680 of escrow deposits resulting in $6,000 of cash. The Company does not have a credit line established to provide additional liquidity. As described below, the Company believes it will meet its obligations in a timely manner.

On April 16, 1996, the Company's sole shareholder entered into a subscription agreement to purchase 100 shares of the Company's common stock for $1,000 per share or an aggregate subscription price of $100,000. As of September 30, 1998, the sole shareholder has paid $10,000 of the subscribed amount.

Once operational, the Company expects to meet its short-term liquidity requirements generally through the cash provided by hotel rental operations. Payment of day-to-day operating expenses was provided by operating revenue collected and has not required the use of cash reserves. Once Vacation Interests are sold, the future operating expenses of the hotel are anticipated to be met by the annual dues paid by the Holders of the Interests. Once the Vacation Interests are sold, the future cash provided by hotel rental operations will be distributed each quarter to the Interest Holders who participate in the Rental Pool.

The Company has contractual rights to acquire the Chart House Suites hotel, personal property, and marina for $1,796,000. The purchase is contingent upon the offering achieving the sale of 76 Vacation Interests before October 1, 1999. If fewer than 76 Vacation Interests are sold by October 1, 1999, the Company has the option to cancel the licenses and return to investors the entire subscription proceeds, reduced by certain payments or benefits received. Accordingly, the purchase of the property will not be completed until 76 Vacation Interests have been sold or until this requirement has been waived.

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

Capital Resources

At December 31, 1998 no material commitments existed to make major capital expenditures, other than the purchase of the hotel. Pursuant to the terms of the License Plan, Holders will be subject to special assessment for any capital expenditures, but will not be responsible for amounts arising from the purchase of the Chart House Suites hotel.

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

Prospective Forward-Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forwarded-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Information contained in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect, "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely effect the Company's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments and (vi) other factors described elsewhere in this Annual Report including Year 2000 issues.

It is reasonably likely that historical financial information will not necessarily be indicative of future operating results. To the extent that Unit Weeks are removed from the Rental Pool and used by Holders, there likely will be an increased future revenue per Unit Week available for rental because fewer rooms will be available for rental.

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

The historically reported financial information indicates a trend towards higher collected revenue for hotel studios and suites. Management believes that this trend will continue from repeat customers and word-of-mouth advertising.

Environmental Matters

The Company and the hotel is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. U.S. federal environmental legislation having particular impact on the hotel includes the Toxic Substances Control Act; the Resources Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund). The Company and the Chart House Suites hotel are also subject to the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency (EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on the hotel's operations.
In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements.
State and federal authorities may seek fines and penalties for violation of these laws and regulations.

Management of the hotel is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns.

The hotel did not have any expenditures in 1998 for environmental capital projects or for operation and maintenance of environmental protection facilities. The Company estimates that during calendar years 1999 and 2000 no material amount will be spent on capital projects for environmental protection.

Management is not currently aware of any hidden or unapparent conditions of the property, subsoil or structural conditions which would render the Chart House Suites hotel more or less valuable. Management is not currently aware of the existence of potentially hazardous materials used in the construction or maintenance of the buildings, such as the presence of urea-formaldehyde foam insulation, and/or the existence of toxic waste, which may or may not be present at the hotel. Management is not currently aware of any groundwater contamination, underground methane gas or radon gas. Management currently believes that the hotel does not produce air emissions or waste water of environmental concern. Management is not currently aware of any underground storage tanks. Management is not currently aware of any incidents of spills, dumping or discharges at the property/or the presence of hazardous substances.

Impact of Year 2000 Compliance

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs or hardware used by the General Partner and affiliates that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on past assessments, Decade Properties Inc. ("DPI"), an affiliate of the Company, determined that it will be required to modify or replace significant portions of computer hardware and software that it uses on behalf of the hotel so that those systems will properly utilize dates beyond December 31, 1999. For this purpose, the term "computer hardware and software" includes systems that are commonly though of as IT systems, including accounting, data processing, and telephone/PBX systems, and other miscellaneous systems as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. DPI presently believes that with modifications and replacement of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the hotel.

DPI's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. Both IT and non-IT systems may contain imbedded technology, which complicates DPI's Year 2000 identification, assessment, remediation, and testing efforts. To date DPI has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of DPI's significant information technology systems could be affected, particularly general ledger, billing, and the room reservation software. DPI has gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

For its information technology exposures, to date DPI is 90% complete on the remediation phase and expects to complete software reprogramming and replacement no later than July 1, 1999. Once software is reprogrammed and replaced for a system, DPI begins testing and implementation. These phases run concurrently for different systems. To date, DPI has completed 70% of its testing and has implemented 50% of its remediated systems. Completion of the testing phase for all significant systems is expected by August 31, 1999, with all remediated systems fully tested and implemented by September 30, 1999.

The DPI's account payable system does not interface directly with third party vendors and management does not anticipate problems with third party vendors.

DPI has queried its important suppliers that do not share information systems with DPI (external agents). To date, DPI is not aware of any Year 2000 issue that would materially impact the hotel's results of operations, liquidity, or capital resources. However, DPI has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the hotel's operation. The effect of non-compliance by external agents is not determinable.

DPI will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The hotel's share of the total cost of the Year 2000 project is estimated at $15,000 and is being funded through operating cash flows. To date, the hotel has incurred and expensed approximately $12,000, related to all phases of the Year 2000 project. The total remaining project costs of approximately $3,000 relates to repair of hardware and software and will be expensed as incurred.

The plans to complete the Year 2000 modifications are based on the DPI's current estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially form those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The information above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Year 2000 should be read in conjunction with the Company's disclosures under the heading: Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

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

Operating revenue reported on the hotel's financial statements decreased last year from $457,000 in 1997 to $410,000 in 1998. The decrease is attributed a decline in occupancy rather than a decrease in rental rates.

Inflation had no material effect on the results of operations in 1998 and 1997.


Item 7.  Financial Statements

The report of independent auditors and balance sheet as of December 31, 1998 of Charthouse Suites Vacation Ownership, Inc. are submitted in a separate section of this report, and is incorporated by reference herein.

The report of independent auditors and statement of operating revenues and certain expenses for the years ended December 31, 1998 and 1997 of the Chart House Suites hotel are submitted in a separate section of this report, and is incorporated by reference herein.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)     Directors and Executive Officers.

The names, ages and business experience of the officers of the Company are as follows:

Mr. Jeffrey Keierleber (age 45), is the President and sole Director of the Company. Mr. Keierleber is a shareholder, officer, and director of a number of privately held and affiliated corporations since 1980.

Mr. Michael G. Sweet (age 49), is a Certified Public Accountant and is Secretary of the Company. He has served as the Controller of Decade Companies and Partnership Manager of the Decade-sponsored partnerships since 1982, and as an officer and/or director of various privately held and affiliated entities since 1988.

(b)     Significant employees.

The names, ages and business experience of significant employees of the General Partner and its affiliates are as follows:

Mr. Steven Cooper (age 54), is a Certified Property Manager and has served as Vice-President of Decade Properties, Inc. since 1989.

Mr. Joseph Lawlor (age 34), has served as the General Manager of Chart House Suites and marina in Clearwater, Florida and at the Holiday Inn Harbourside (also owned by an affiliate of Jeffrey Keierleber) in Indian Rocks Beach, Florida since 1995.

R. Wayne Shaw (age 51), has served as Regional Manager of Florida properties for Decade Properties, Inc. since 1988.

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

(b)Summary Compensation Table: N/A.

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

Affiliates of the Company may earn fees as described herein in the Description of Business (Item 1) and Certain Relationships and Related Transactions (Item
12).

Item 11.  Security  Ownership and  Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners.

Persons who are the beneficial owners of more than five percent of the voting securities as of March 30, 1999 are:
           (1)             (2)             (3)                (4)

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

Decade Properties, Inc. will sell the hotel to the Company and be employed by the Company to provide property management services to the hotel. Effective upon the purchase of the hotel, Decade Properties will manage the hotel until December 31, 2040, for a fee of $2,500 per month (such fee to increase by the CPI index increase) plus reimbursement of defined expenses. The property management agreement provides for a payment to Decade Properties equal to the present value (using an 8% discount rate) of the remaining future payments to be received in the event Decade Properties is removed, in part or whole, as the property manager.

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

Item 13.  Exhibits and Reports on Form 8-K

(a)     Exhibits and Index of Exhibits and
(b)     Description of Exhibits

                                   Description

     Exhibit 3     Articles of Incorporation and By-laws.

3.1Specimen of Certificates for Interests (not applicable).

               3.2Charthouse Suites Vacation Ownership, Inc. Articles of Incorporation (previously filed with Form S-11 Registration Statement on October 7, 1996).

               3.3Charthouse Suites Vacation Ownership, Inc. By-laws (previously filed with Form S-11 Registration Statement on October 7, 1996).

     Exhibit 4Instruments defining the rights of holders, including indentures 4.1Subscription and Purchase Agreement (previously filed with
Post-effective Amendment No. 3 to Form S-11 Registration Statement on December 14, 1998).

               4.2Form of License Plan (previously filed with Post-effective Amendment No. 3 to Form S-11 Registration Statement on December 14, 1998).

               4.3Rules and Regulations for Chart House Suites Hotel (previously filed with Post-Effective Amendment No. 3 to Form S-11 Registration Statement on December 14, 1998).

               4.4Time Share Public Offering Statement (previously filed with Post-Effective Amendment No. 3 to Form S-11 Registration Statement on December 14, 1998).

     Exhibit 10     Forms of Material Contracts

               10.1Property Management Agreement (previously filed with Amendment No. 2 to Form S-11 Registration Statement dated August 1, 1997).

               10.2Form of Non-Disturbance and Notice to Creditors (previously filed with Amendment No. 3 to Form S-11 Registration Statement dated September 12, 1997).

               10.3Form of Guaranteed Rental Arrangement Agreement (previously filed with Amendment No. 2 to Form S-11 Registration Statement dated August
1, 1997).

               10.4RCI Agreement (previously filed with Amendment No. 2 to Form S-11 Registration Statement dated August 1, 1997).

               10.5Schedule of Weeks (attached as an Annex) (previously filed with Form S-11 Registration Statement filed dated October 7, 1996.

               10.6Escrow Agreement between William Atkinson and Charthouse Suites Vacation Ownership, Inc. (previously filed with Amendment No. 2 to Form S-11 Registration Statement dated August 1, 1997).

               10.7Form of Non-Exclusive Easement (previously filed with Form S-11 Registration Statement dated October 7, 1996).

               10.8Form of Private Letter Ruling Request (previously filed with Amendment No. 1 to Form S-11 Registration Statement dated January 31,
1997).

               10.9Form of Revised IRS Private Letter Ruling Request, dated July 16, 1997 (previously filed with Form S-11 Amendment No. 2 to Registration Statement dated August 1, 1997).

               10.10Real Estate Sales and Purchase Agreement (previously filed with Amendment No. 4 to Form S-11 Registration Statement dated September 30,
1997).

               10.11Personal Property Purchase and Subscription Agreement (previously filed with Amendment No. 4 to Form S-11 Registration Statement dated September 30, 1997).

               10.12Escrow Agreement (previously filed with Amendment No. 4 to Form S-11 Registration Statement dated September 30, 1997).

               10.13Quit Claim Deed (previously filed with Amendment No. 4 to Form S-11 Registration Statement dated September 30, 1997).

               10.14Form of Letter Withdrawing IRS Private Letter Ruling Request, dated September 9, 1997 (previously filed with Amendment No. 3 to Form S-11 Registration Statement dated September 12, 1997).

               10.15Ernst & Young LLP letter dated October 3, 1997 (previously filed with Amendment No. 5 to Form S-11 Registration Statement dated October 16, 1997).

               10.16Artistic Renderings (attached as an Annex) (previously filed with Amendment No. 5 to Form S-11 Registration Statement dated October 16, 1997).

     Exhibit 27Financial Data Schedule (filed herewith) *

     * copy available to Interest Holders upon request.

(c)     Financial Data Schedule.
A Financial Data Schedule was submitted in the electronic format prescribed by the EDGAR Filer Manual setting forth the financial information specified in the applicable table in the Appendixes to this item.

(d)Reports on Form 8-K filed in the fourth quarter of 1998.  None.

      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Charthouse Suites Vacation Ownership, Inc.
                                     (Registrant)

March 31, 1999 By /s/ Jeffrey L. Keierleber
DatedJeffrey L. Keierleber, President, Sole Director, Principal Officer, and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 31,1999  By/s/ Jeffrey L. Keierleber
DatedJeffrey L. Keierleber, President, Sole Director, Principal Officer, and Principal Financial and Accounting Officer
ANNUAL REPORT ON FORM 10-KSB

ITEM 7

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 1998

CHARTHOUSE SUITES VACATION OWNERSHIP INC.

BROOKFIELD, WISCONSIN

AND

CHART HOUSE SUITES

CLEARWATER, FLORIDA