Form 10QSB
period 1999-03-31
CHARTHOUSE SUITES VACATION OWNERSHIP INC
filed 1999-05-14
CIK 1023396

U. S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999.

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


CHARTHOUSE SUITES VACATION OWNERSHIP, INC.

Form 10-QSB

INDEX

March 31, 1999

PART I. FINANCIAL INFORMATION                                   Page

Item 1.Financial Statements (unaudited)
Balance Sheet at March 31, 1999.               3

Notes to Financial Statements.                    4

Supplemental Schedule of Operating Revenues
          and Certain Expenses of Chart House Suites Hotel
          for the three month periods ended
          March 31, 1999 and 1998.                           5

Item 2. Management's Discussion and Analysis or Plan
     of Operation                 6

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                 14

Item 6. Exhibits and Reports on Form 8-K.                 14

SIGNATURES                                                 15
/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Footer A Beginning */
3
/* WordPerfect Structure - Footer A Ending */

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
CHARTHOUSE SUITES VACATION OWNERSHIP, INC.
/* WordPerfect Structure - Header A Ending */

BALANCE SHEET

March 31, 1999
(unaudited)



          ASSETS

CURRENT ASSETS:
Cash                                             $         320
Escrow deposits                                     16,994
Prepaid expenses                                     12,450
Total Assets                                   $      29,764


LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES:
Deferred revenue - unit maintenance          $       4,167
Deferred revenue - unit sales                           15,597
Total Liabilities                                     19,764


SHAREHOLDER'S EQUITY:
Common stock, par value $.01 per share,
 authorized 10,000 shares, issued 100 shares              1
Paid-in-capital                                      99,999
                                                   100,000
Less: Stock subscription receivable                (90,000)
Total Shareholder's Equity                           10,000

Total Liabilities and Shareholder's Equity     $      29,764










See Notes to Financial Statements

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
CHARTHOUSE SUITES VACATION OWNERSHIP, INC.
Form 10-QSB
March 31, 1999

/* WordPerfect Structure - Header A Ending */
Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Charthouse Suites Vacation Ownership, Inc. (the "Company") is in its offering stage and has not had any operations to date. Accordingly, statements of operations and statements of cash flows have been omitted from the financial statements. Operating results of the hotel, which the Company intends to purchase, for the three month period ended March 31, 1999 are presented as supplemental financial information, but are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 because of the seasonal nature of the hotel operations. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.
      SUPPLEMENTAL SCHEDULE OF OPERATING REVENUES AND CERTAIN EXPENSES
of Chart House Suites Hotel

OPERATING REVENUES             1999      1998

Total rental income          $135,934      $152,578

Total other income             2,741         2,523

Total Operating Revenues      138,675       155,101

CERTAIN EXPENSES

Salaries

Salaries                      25,273        24,528
Payroll taxes-included above -0-           -0-
Management fee                  7,500         7,500

Total Salaries                 32,773        32,028

Direct Expenses

Sales and marketing             4,664         5,338
Utilities                             7,852      8,159
Real estate tax             7,500         7,500
Other direct expenses     23,184        21,159

Total Direct Expenses       43,200     42,156

Repair and Maintenance Expenses

Total Repair and
  Maintenance Expenses       12,894      1,575

Total Certain Expenses            88,867     75,759

EXCESS OF OPERATING REVENUES
OVER CERTAIN EXPENSES     $ 49,808   $ 79,342
      Item 2. Management's Discussion and Analysis or Plan of Operation

The Company is a Corporation formed in 1996 in the State of Florida. The Company was organized to facilitate the sale and distribution of 150 Vacation Interests (the "Vacation Interests"), and to ultimately own the Chart House Suites hotel located in Clearwater Beach, Florida. The Company is in its offering stage and has not yet purchased the hotel and has not had any operations to date. However, the hotel is owned and operated by an affiliate of the Company, and financial information on the operations of the hotel are included in this report as a supplementary schedule.

The financial statements included herein present the balance sheet of Charthouse Suites Vacation Ownership, Inc. as of March 31, 1999 and a separate schedule presents the results of hotel operations for the comparative quarterly periods ended March 31, 1999 and 1998.

Forward-Looking Information

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




Results of Operations

Operating revenue for the hotel was $139,000 in the quarter ended March 31, 1999, compared to $155,000 for the same period of 1998, a decrease of 10%. This $16,000 decrease is attributed primarily to an unseasonably cold January 1999 which had an adverse affect on revenues and occupancy. In addition, lower occupancy resulted from depositing Unit Weeks with the RCI Exchange Program to be used by the Company in connection with its sale of Vacation Interests.

Historical average monthly occupancy levels at the hotel for all units for each quarterly period were as follows:

Monthly                    1999                    1998
January          33%          54%
February          68%          70%
March         75%          72%
Quarter Total59%66%

Total expenses were $89,000 for the quarter ended March 31, 1999, compared to $76,000 for the same period of 1998, a 17.1% increase. The $13,000 increase was primarily attributable to higher repair and maintenance expenses including a new telephone system and hospitality management information system which was purchased for $12,894. It is the accounting policy of the Company to report capital items as expenditures for the purpose of accounting for common expenses under the License Plan. Such assets are then capitalized for financial reporting and tax purposes.

As a result of the foregoing, the excess of operating revenues over certain expenses was $50,000 for the quarter ended March 31, 1999, compared to $79,000 in the same period in 1998.

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

If the Rental Pool had been operating during the quarterly and nine month periods presented herein, and if it is assumed that all studios and suites actually rented had been rented on behalf of the Rental Pool, then the net rental revenue would be derived as follows:
                         1999      1998
Rental Income(Actual)$135,934     $152,578
Less: Pro Forma
 Rental Fee (5%)       (6,797)       (7,629)
Pro Forma Net Rental Revenue     $129,137     $144,949

If it is assumed that all Unit Weeks remained in the Rental Pool during the quarterly periods presented herein, and no Unit Weeks were used by Holders or were deposited with the RCI Exchange Program, then the allocation of the pro-forma net rental revenue among Classes would be derived as follows:

                            1999       1998
Class A                        $ 22,741     $ 25,526
Class B                           16,244       18,233
Class C                           27,614       30,995
Class D                           38,985       43,757
Class E                            14,078       15,802
Class F                            9,475       10,636
Total Proforma
 Rental Revenue           $129,137     $144,949

Using the derived allocation of pro-forma net rental revenue by Class presented above, the proforma average of distributions from the Rental Pool per Unit Week would have been as follows:




                    1999     1998
Class A               $292     $327
Class B               $312     $351
Class C               $354     $397
Class D               $500     $561
Class E               $541     $608
Class F               $729     $818
All Units Weeks(Average)$397     $446

The annual dues per Unit Week for the Classes of Vacation Interests is set forth below for each period:

                    1999     1998
Class A               $190    $190
Class B               $190    $190
Class C               $205    $205
Class D               $285    $285
Class E          $305    $305
Class F          $365    $365

The proforma net revenue per Unit Week after consideration of annual dues is computed by subtracting the annual dues per Unit Week from the proforma average distributions from the rental pool to result in the following:

                    1999     1998
Class A               $102     $137
Class B               $122     $161
Class C               $149     $192
Class D               $215     $276
Class E          $236     $303
Class F          $364     $453

The following information sets forth the results of operations of the hotel by average Unit Week and by Class as if the Rental Pool were in existence. This information is presented as a guide for potential Holders of the Unit Weeks who might elect to not participate in the Rental Pool.

The average daily revenue for hotel studios and suites by Class for the comparative quarterly periods was:





Type of
 Unit         1999     1998
Class A          $82          $85
Class B          $82           $88
Class C          $86          $92
Class D     $113          $126
Class E     $121          $134
Class F     $148          $153
All Classes     $96          $103

The average daily occupancy for hotel studios and suites by Class for the comparative quarterly periods was:

Type of Unit                       1999        1998
Class A                       60%          75%
Class B                       58%          65%
Class C                       55%          75%
Class D               60%          51%
Class E               60%          59%
Class F               68%          59%
All Classes          59%          66%

The occupancy levels presented have been adjusted to eliminate the effect of the hotel studios and suites that were not available for rent because they were deposited with the RCI Exchange Program.

While there can be no assurances, management believes that the occupancy levels that will be achieved at the hotel will be significantly higher after all Vacation Interests are sold because the number of studios and suites available for rent will decrease as Holders elect to either use their Unit Weeks or to exchange the Unit Weeks in the RCI Exchange Program. The following table presents the occupancy of the hotel by Class for the comparative quarterly period as if 25% of each Class of Vacation Interest were occupied by Holders, and 75% were participating in the Rental Pool.

Type of Unit        1999     1998
Class A          85%          100%
Class B               83%          95%
Class C          80%          94%
Class D               85%          66%
Class E               85%          75%
Class F          93%          94%
All Classes     84%          87%

As a result of the previously described factors, the average Unit Week operating revenue decreased $51 for the first quarter from $478 in 1998 to $427 in 1999.

For the first quarter the average daily rental unit revenue for occupied Studios/Suites decreased $7 from $103 in 1998 to $96 in 1999.

The average Unit Week expenses increased $40 for the first quarter from $233 in 1998 to $273 in 1999.

Approximately $35 of this per Unit Week increase for the first quarter was due to a non-recurring increase in repair and maintenance expenses, which reflects the purchase of a new telephone system during the first quarter of 1999.

Average direct expenses per Unit Week increased $6 for the quarter from $130 in 1998 to $133 in 1999.

Salary expenses per Unit Week increased $2 for the first quarter from $99 in 1998 to $101 in 1999.

As a result of the foregoing, the average Unit Week operating revenue exceeded operating expenses for the first quarter by $153 in 1999 compared to $244 in 1998, resulting in a $91 average decrease per Unit Week.

Liquidity and Sources of Capital

At March 31, 1999 there was $320 of cash and $16,994 of cash held in escrow resulting in $17,314 of cash and cash equivalents. The Company does not have a credit line established to provide additional liquidity. As described below, the Company believes it will meet its obligations in a timely manner.

On April 16, 1996, the Company's sole shareholder entered into a subscription agreement to purchase 100 shares of the Company's common stock for $1,000 per share or an aggregate subscription price of $100,000. As of March 31, 1999, the sole shareholder has paid $10,000 of the subscribed amount.

Once operational, the Company expects to meet its short-term liquidity requirements generally through the cash provided by hotel rental operations. Payment of day-to-day operating expenses, historically met by operating cash, was provided by operating revenue collected and did not require the use of cash reserves. Once Vacation Interests are sold, the future operating expenses of the hotel are anticipated to be met by the annual dues paid by the Holders of the Interests. Once the Vacation Interests are sold, the future cash provided by hotel rental operations will be distributed each quarter to the Interest Holders who participate in the Rental Pool.

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

The DPI's account payable system does not interface directly with third party vendors and does not anticipate problems with third party vendors.

DPI has queried its important suppliers that do not share information systems with DPI (external agents). To date, DPI is not aware of any external agent Year 2000 issue that would materially impact the hotel's results of operations, liquidity, or capital resources. However, DPI has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the hotel's operation. The effect of non-compliance by external agents is not determinable.

DPI will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The hotel's share of the total cost of the Year 2000 project is estimated at $28,000 and is being funded through operating cash flows. To date, the hotel has incurred and expensed approximately $25,000, related to all phases of the Year 2000 project. The total remaining project costs of approximately $3,000 relates to repair of hardware and software and will be expensed as incurred.

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

The information above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Year 2000 should be read in conjunction with the Company's disclosures under the heading: Forward-Looking Information.

PART II.

OTHER INFORMATION

Item 1. Legal Proceeding.

There is no material pending litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is included herein:
(27) Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.


/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
CHARTHOUSE SUITES VACATION OWNERSHIP, INC.
Form 10-QSB
March 31, 1999

/* WordPerfect Structure - Header A Ending */
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        CHARTHOUSE SUITES VACATION
                                             OWNERSHIP, INC.
                                              (Issuer)



Date:    May 11, 1999        By:/s/ Jeffrey
Keierleber                                             Jeffrey Keierleber
                                President and Principal
                                        Financial and Accounting Officer
                                        Of Issuer