Form 10QSB
period 1999-06-30
CHARTHOUSE SUITES VACATION OWNERSHIP INC
filed 1999-08-13
CIK 1023396

U. S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999.

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

Form 10-QSB

INDEX

June 30, 1999

PART I. FINANCIAL INFORMATION                                   Page

Item 1.Financial Statements (unaudited)

Balance Sheet at June 30, 1999.                                   3

Notes to Financial Statements.                                    4

Supplemental Schedule of Operating Revenues
and Certain Expenses of Chart House Suites Hotel
for the three month and six month periods ended
June 30, 1999 and 1998.                                           5

Item 2. Management's Discussion and Analysis or Plan
of Operation                                                      6

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                         15

SIGNATURES                                                        15

June 30, 1999
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

See Notes to Financial Statements

Note A--Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Charthouse Suites Vacation Ownership, Inc. (the "Company") is in its offering stage and has not had any operations to date. Accordingly, statements of operations and statements of cash flows have been omitted from the financial statements. Operating results of the hotel, which the Company intends to purchase, for the three and six month periods ended June 30, 1999 are presented as supplemental financial information, but are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 because of the seasonal nature of the hotel operations. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

SUPPLEMENTAL SCHEDULE OF OPERATING REVENUES AND CERTAIN EXPENSES of Chart House Suites Hotel

                           For Three Months     For Six Months
                           6/30/99   6/30/98    6/30/99  6/30/98
OPERATING REVENUES

Total rental income         $115,453  $112,377  $251,387  $264,955

Total other income             3,245     2,953     5,986     5,476

Total Operating Revenues     118,698   115,330   257,373   270,431

CERTAIN EXPENSES

Salaries

Salaries                      28,829   30,579     54,102    55,107
Payroll taxes-included above    -0-       -0-       -0-        -0-
Management fee                 5,346    7,500     12,846    15,000

Total Salaries                34,175   38,079     66,948    70,107

Direct Expenses

Sales and marketing            2,935    4,861      7,599    10,199
Utilities                      8,951    9,280     16,803    17,439
Real estate tax                7,500    7,500     15,000    15,000
Other direct expenses         20,233   16,835     43,417    37,994

Total Direct Expenses         39,619   38,476     82,819    80,632

Repair and Maintenance Expenses

Total Repair and
  Maintenance Expenses         4,861      774     17,755    2,349

Total Certain Expenses        78,655   77,329    167,522  153,088

EXCESS OF OPERATING REVENUES
OVER CERTAIN EXPENSES       $ 40,043 $ 38,001   $ 89,851 $117,343

Item 2. Management's Discussion and Analysis or Plan of Operation

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

The financial statements included herein present the balance sheet of Charthouse Suites Vacation Ownership, Inc. as of June 30, 1999 and a separate schedule presents the results of hotel operations for the comparative three and six month periods ended June 30, 1999 and 1998.

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

Results of Operations

Operating revenue for the hotel was $119,000 in the quarter ended June 30, 1999, compared to $115,000 for the same period of 1998, an increase of 3.5%.

For the six month period ended June 30, 1999 operating revenue was $257,000 compared to $270,000 for the same period of 1998, a decrease of 4.8%. This $13,000 decrease is attributed primarily to an unseasonably cold January 1999 which had an adverse affect on revenues and occupancy. In addition, lower occupancy resulted from depositing Unit Weeks with the RCI Exchange Program to be used by the Company in connection with its sale of Vacation Interests.
Historical average monthly occupancy levels at the hotel for all units for the comparative quarterly periods were as follows:

Monthly                     1999        1998
April                       66%          67%
May                         51%          54%
June                        51%          56%
Quarter total (average)     56%          59%
Six month total (average)   58%          62%

The occupancy levels presented above have been adjusted to eliminate the effect of the hotel studios and suites that were not available for rent because they were deposited with the RCI Exchange Program.

Total expenses were $79,000 for the quarter ended June 30, 1999, compared to $77,000 for the same period of 1998, a 2.5% increase. For the six month period ended June 30, 1999 and 1998 total expenses were $168,000 and $153,000 respectively, a 9.8% increase. The $15,000 increase was primarily attributable to higher repair and maintenance expenses including a new telephone system and hospitality management information system which was purchased during the first quarter for $12,894. It is the accounting policy of the Company to report capital items as expenditures for the purpose of accounting for common expenses under the License Plan. Such assets are then capitalized for financial reporting and tax purposes.

As a result of the foregoing, the excess of operating revenues over certain expenses was $40,000 for the quarter ended June 30, 1999, compared to $38,000 in the same period in 1998. For the six month periods the excess operating revenues over certain expenses was $90,000 and $117,000 respectively.

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

Under the License Plan, Holders who participate in the Rental Pool will receive income based upon ratios based upon the Company's arbitrary off-season nightly walk-in rate for each Class of suite and upon the actual number of Unit Weeks for each Class that is participating in the Rental Pool. Because Holders may personally use the Vacation Interests or exchange them in RCI's Exchange Program rather than leaving them in the Rental Pool, actual participation rental percentages will vary. The actual percentage allocation among Classes of Interests will vary in relation to how many Unit Weeks are actually placed into the Rental Pool each Unit Week.

If the Rental Pool had been operating during the quarterly and nine month periods presented herein, and if it is assumed that all studios and suites actually rented had been rented on behalf of the Rental Pool, then the net rental revenue would be derived as follows:

                         Proforma              Proforma
                     Three months ended    Six months ended
                      6/30/99  6/30/98   6/30/99  6/30/98

Rental Income(Actual)$115,453  $112,377   $251,387 $264,955
Less: Pro Forma
 Rental Fee (5%)       (5,773)   (5,619)   (12,569) (13,248)
Pro Forma Net Rental
 Revenue             $109,680  $106,758   $238,818 $251,707

If it is assumed that all Unit Weeks remained in the Rental Pool during the quarterly periods presented herein, and no Unit Weeks were used by Holders or were deposited with the RCI Exchange Program, then the allocation of the pro-forma net rental revenue among Classes would be derived as follows:

                   Proforma                Proforma
Type of          Three months ended      Six months ended
Unit              6/30/99     6/30/98    6/30/99     6/30/98
Class A         $ 19,315     $ 18,800   $ 42,056    $ 44,326
Class B           13,796       13,429     30,040      31,661
Class C           23,454       22,829     51,068      53,824
Class D           33,110       32,229     72,096      75,987
Class E           11,957       11,638     26,035      27,440
Class F            8,048        7,833     17,523      18,469
Total Proforma
 Rental Revenue $109,680     $106,758   $238,818    $251,707

Using the derived allocation of pro-forma net rental revenue by Class presented above, the proforma average of distributions from the Rental Pool per Unit Week would have been as follows:

                 Proforma           Proforma
Type of     Three months ended  Six months ended
Unit         6/30/99   6/30/98 6/30/99 6/30/98
Class A        $248      $241    $270   $284
Class B        $265      $258    $289   $304
Class C        $301      $293    $327   $345
Class D        $425      $413    $462   $487
Class E        $460      $448    $501   $528
Class F        $619      $603    $674   $710
All Units
Weeks (Average)$337      $328    $367   $387

The annual dues per Unit Week for the Classes of Vacation Interests is set forth below for each period:

                  Proforma         Proforma
Type of     Three months ended  Six months ended
Unit          6/30/99  6/30/98 6/30/99 6/30/98
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

The proforma net revenue per Unit Week after consideration of annual dues is computed by subtracting the annual dues per Unit Week from the proforma average distributions from the rental pool to result in the following:

                   Proforma        Proforma
Type of      Three months ended  Six months ended
Unit          6/30/99  6/30/98  6/30/99 6/30/98
Class A        $ 58      $ 51    $ 80   $ 94
Class B        $ 75      $ 68    $ 99   $114
Class C        $ 96      $ 88    $122   $140
Class D        $140      $128    $177   $202
Class E        $155      $143    $196   $223
Class F        $254      $238    $309   $345

The following information sets forth the results of operations of the hotel by average Unit Week and by Class as if the Rental Pool were in existence. This information is presented as a guide for potential Holders of the Unit Weeks who might elect to not participate in the Rental Pool.

The average daily revenue for hotel studios and suites by Class for the comparative quarterly and six month periods was:

Type of     Three months ended       Six months ended
Units        6/30/99   6/30/98      6/30/99     6/30/98
Class A        $ 78      $ 76        $ 80         $ 80
Class B        $ 75      $ 77        $ 78         $ 85
Class C        $ 76      $ 76        $ 81         $ 82
Class D        $101      $121        $107         $124
Class E        $121      $119        $121         $127
Class F        $184      $123        $166         $138
All Classes    $ 90      $ 92        $ 93         $ 98

The average daily occupancy for hotel studios and suites by Class for the comparative quarterly and six month periods was:

Type of      Three months ended       Six months ended
Units        6/30/99     6/30/98      6/30/99     6/30/98
Class A        62%         69%          61%         72%
Class B        58%         61%          58%         63%
Class C        54%         59%          55%         67%
Class D        47%         44%          53%         47%
Class E        57%         60%          58%         60%
Class F        71%         80%          70%         97%
All Classes    56%         59%          58%         62%

The occupancy levels presented above have been adjusted to eliminate the effect of the hotel studios and suites that were not available for rent because they were deposited with the RCI Exchange Program.

While there can be no assurances, management believes that the occupancy levels that will be achieved at the hotel will be significantly higher after all Vacation Interests are sold because the number of studios and suites available for rent will decrease as Holders elect to either use their Unit Weeks or to exchange the Unit Weeks in the RCI Exchange Program. The following proforma table presents the occupancy of the hotel by Class for the comparative quarterly period as if 25% of each Class of Vacation Interest were occupied by Holders, and 75% were participating in the Rental Pool.

                   Proforma                   Proforma
Type of      Three months ended       Six months ended
Units        6/30/99     6/30/98     6/30/99     6/30/98
Class A        87%         94%          86%         97%
Class B        83%         86%          83%         88%
Class C        79%         84%          80%         92%
Class D        72%         69%          78%         72%
Class E        82%         85%          83%         85%
Class F        96%        100%          95%         95%
All Classes    81%         84%          83%         87%

As a result of the previously described factors, the average Unit Week operating revenue increased $10 for the second quarter from $355 in 1998 to $365 in 1999. For the six month period, the average Unit Week operating revenue decreased $20 from $416 in 1998 to $396 in 1999.

For the second quarter the average daily rental unit revenue for occupied Studios/Suites decreased $2 from $92 in 1998 to $90 in 1999. The results for the six month period showed a decrease of $5 per day from $98 in 1998 to $93 in 1999.

The average Unit Week expenses increased $5 for the second quarter from $237 in 1998 to $242 in 1999. The $5 per Unit Week increase consisted of a $13 increase in repair and maintenance expenses, and a $4 increase in direct expenses, offset by a $12 decrease in salary expenses.

For the six month period, the average Unit Week expenses increased $22 from $236 in 1998 to $258 in 1999. The $22 per Unit Week increase consisted of a $24 increase in repair and maintenance expenses, and a $3 increase in direct expenses, offset by a $5 decrease in salary expenses.

Average repair and maintenance expenses per Unit Week increased $13 for the second quarter from $2 in 1998 to $15 in 1999. The increase is primarily attributable to new carpeting. For the six month period, average repair and maintenance expenses increased $24 per Unit Week, from $3 in 1998 to $27 in 1999. The $24 per Unit Week increase was primarily attributable to a non-recurring purchase of a new telephone system during the first quarter of 1999.

Average direct expenses per Unit Week increased $4 for the second quarter from $118 in 1998 to $122 in 1999. For the six month period, the average direct expenses per Unit Week increased $3 from $124 in 1998 to $127 in 1999.

Average salary expenses per Unit Week decreased $12 for the second quarter from $117 in 1998 to $105 in 1999. For the six month period, average salary expenses per Unit Week decreased $5 from $108 in 1998 to $103 in 1999. The savings reflects lower costs for housekeeping wages. Rooms occupied by RCI guests do not receive the same level of housekeeping services as other hotel guests.

As a result of the foregoing, the average Unit Week operating revenue exceeded operating expenses for the second quarter by $123 in 1999 compared to $117 in 1998, resulting in a $6 decrease per Unit Week. For the six month period, the average Unit Week operating revenue exceeded operating expenses by $138 in 1999 compared to $180 in 1998, resulting in a $42 decrease per Unit Week.

Liquidity and Sources of Capital

At June 30, 1999 there was $320 of cash and $16,994 of cash held in escrow resulting in $17,314 of cash and cash equivalents. The Company does not have a credit line established to provide additional liquidity. As described below, the Company believes it will meet its obligations in a timely manner.

On April 16, 1996, the Company's sole shareholder entered into a subscription agreement to purchase 100 shares of the Company's common stock for $1,000 per share or an aggregate subscription price of $100,000. As of June 30, 1999, the sole shareholder has paid $10,000 of the subscribed amount.

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

Impact of Year 2000 Compliance

As is more fully described in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company is modifying or replacing significant portions of its software as well as certain hardware to enable continued operations beyond December 31, 1999. As of June 30, 1999, the Company estimates its progress toward completion of its Year 2000 remediation plan as indicated in the following table.

                            Operating
                            Equipment
                     IT       with
                  Systems  Embedded Chips   Products   Third Party
Resolution Phase   (Estimated Percent Complete at June 30, 1999)
 Assessment         100%       100%          100%        95%
 Remediation        100%        80%          100%        80%
 Testing             90%        80%          100%        75%
 Implementation      50%        80%           90%        70%
 Expected
 Completion Date  9/30/99   10/31/99        9/30/99     8/31/99

To date, the Company has incurred costs of $26,000 for the Year 2000 project. Management now estimates that the Company's share of total project cost will be $28,000. Management's assessment of the risks associated with the Year 2000 project and the status of the Company's contingency plans are unchanged from that described in the 1998 annual report on Form 10-KSB.

The Company's plans to complete the Year 2000 modifications are based on management's best estimates, which are based on numerous assumptions about future events including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on the level of effort expended to date to total expected (internal) staff effort. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about Year 2000 should be read in conjunction with the Company's disclosures under the heading Forward-Looking Information.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is included herein:

(27) Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        CHARTHOUSE SUITES VACATION
                                             OWNERSHIP, INC.
                                              (Issuer)

Date:    August 13, 1999              By:/s/ Jeffrey Keierleber
                                         Jeffrey Keierleber
                                         President and Principal
                                         Financial and Accounting Officer
                                         Of Issuer