Form 10QSB
period 1999-09-30
CHARTHOUSE SUITES VACATION OWNERSHIP INC
filed 1999-11-15
CIK 1023396

U. S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999.

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

                             (262) 792-9200
(Issuer's telephone number)


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

Form 10-QSB

INDEX

September 30, 1999

PART I. FINANCIAL INFORMATION                                   Page

Item 1.Financial Statements (unaudited)
Balance Sheet at September 30, 1999.               3

Notes to Financial Statements.                    4

Supplemental Schedule of Operating Revenues
          and Certain Expenses of Chart House Suites Hotel
          for the three month and nine month periods ended
          September 30, 1999 and 1998.                      5

Item 2. Management's Discussion and Analysis or Plan
     of Operation                 6

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                 15

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

September 30, 1999
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










See Notes to Financial Statements

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
CHARTHOUSE SUITES VACATION OWNERSHIP, INC.
Form 10-QSB
September 30, 1999

/* WordPerfect Structure - Header A Ending */
Note A--Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Charthouse Suites Vacation Ownership, Inc. (the "Company") is in its offering stage and has not had any operations to date. Accordingly, statements of operations and statements of cash flows have been omitted from the financial statements. Operating results of the hotel, which the Company intends to purchase, for the three and nine month periods ended September 30, 1999 are presented as supplemental financial information, but are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 because of the seasonal nature of the hotel operations. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.
      SUPPLEMENTAL SCHEDULE OF OPERATING REVENUES AND CERTAIN EXPENSES
of Chart House Suites Hotel

                         For Three Months     For Nine
Months                                9/30/99   9/30/98   9/30/99
9/30/98
OPERATING REVENUES
Total rental income      $ 76,520$ 83,599$327,907      $348,554

Total other income             2,385       680   8,372         6,156

Total Operating Revenues   78,905    84,279 336,279    354,710

CERTAIN EXPENSES

Salaries

Salaries                   32,653    25,530    83,845     77,688
Payroll taxes-included above  -0-       -0-       -0-        -0-
Management fee              5,500     5,295       18,346        20,295

Total Salaries             38,153       30,825   102,191     97,983

Direct Expenses

Sales and marketing         6,926        3,690    14,526     13,890
Utilities                   9,758     9,745    26,561     27,184
Real estate tax             7,500     7,500    22,500     22,500
Other direct expenses      16,436       22,989    62,762     63,931

Total Direct Expenses      40,620    43,924   126,349    127,505

Repair and Maintenance Expenses

Total Repair and
  Maintenance Expenses      7,462    12,959    25,217     15,308

Total Certain Expenses     86,235    87,708   253,757    240,796

EXCESS (DEFICIENCY) OF OPERATING REVENUES
OVER CERTAIN EXPENSES    $ (7,330) $ (3,429) $ 82,522   $113,914
      Item 2. Management's Discussion and Analysis or Plan of Operation

The Company is a Corporation formed in 1996 in the State of Florida. The Company was organized to facilitate the sale and distribution of 150 Vacation Interests (the "Vacation Interests"), and to ultimately own the Chart House Suites hotel located in Clearwater Beach, Florida. The Company is in its offering stage and as of September 30, 1999 has not yet purchased the hotel and has not had any operations to date. However, the hotel is owned and operated by an affiliate of the Company, and financial information on the operations of the hotel are included in this report as a supplementary schedule.

The financial statements included herein present the balance sheet of Charthouse Suites Vacation Ownership, Inc. as of September 30, 1999 and a separate schedule presents the results of hotel operations for the comparative three and nine month periods ended September 30, 1999 and 1998.

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



Results of Operations

Operating revenue for the hotel was $79,000 in the quarter ended September 30, 1999, compared to $84,000 for the same period of 1998, a decrease of 6.4%.
The threat of hurricanes including hurricane Harvey in September contributed to the decline in occupancy. Although hurricane Harvey missed the area, occupancy suffered as a result of its proximity in the Gulf of Mexico. For the nine month period ended September 30, 1999 operating revenue was $336,000 compared to $355,000 for the same period of 1998, a decrease of 5.4%. This $19,000 decrease is attributed primarily to an unseasonably cold January 1999 which had an adverse affect on revenues and occupancy. In addition, lower occupancy resulted from depositing Unit Weeks with the RCI Exchange Program to be used by the Company in connection with its sale of Vacation Interests.

Historical average monthly occupancy levels at the hotel for all units for the comparative quarterly periods were as follows:

Monthly                    1999                    1998
July              58%          66%
August             49%          59%
September     49%          55%
Quarter total (average)52%60%
Nine month total (average)56%               61%

The occupancy levels presented above have been adjusted to eliminate the effect of the hotel studios and suites that were not available for rent because they were deposited with the RCI Exchange Program.

Total expenses were $86,000 for the quarter ended September 30, 1999, compared to $88,000 for the same period of 1998, a 2.3% decrease. For the nine month periods ended September 30, 1999 and 1998 total expenses were $254,000 and $241,000 respectively, a 5.4% increase. The $13,000 increase was primarily attributable to higher repair and maintenance expenses including a new telephone system and hospitality management information system which was purchased during the first quarter for $12,894. It is the accounting policy of the Company to report capital items as expenditures for the purpose of accounting for common expenses under the License Plan. Such assets are then capitalized for financial reporting and tax purposes.

As a result of the foregoing, the deficiency of operating revenues over certain expenses was ($7,000) for the quarter ended September 30, 1999, compared to ($3,000) in the same period in 1998. For the nine month periods the excess operating revenues over certain expenses was $83,000 and $114,000 respectively.

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

If the Rental Pool had been operating during the quarterly and nine month periods presented herein, and if it is assumed that all studios and suites actually rented had been rented on behalf of the Rental Pool, then the net rental revenue would be derived as follows:
                              Proforma              Proforma
     Three months ended    Nine months ended
                      9/30/99  9/30/98   9/30/99  9/30/98
Rental Income(Actual)$ 76,520  $ 83,599   $327,907 $348,554
Less: Pro Forma
 Rental Fee (5%)       (3,826)   (4,180)   (16,395) (17,428)
Pro Forma Net Rental
 Revenue     $ 72,694  $ 79,419   $311,512 $331,126

If all Unit Weeks remained in the Rental Pool during the quarterly periods presented herein, and no Unit Weeks were used by Holders or were deposited with the RCI Exchange Program, then the allocation of the pro-forma net rental revenue among Classes would be derived as follows:
                    Proforma                Proforma
Type of  Three months ended  Nine months ended
Unit                   9/30/99   9/30/98 9/30/99     9/30/98
Class A         $ 12,801     $ 13,986$ 54,857$ 58,312
Class B            9,144        9,990  39,184  41,651
Class C           15,545       16,983    66,613  70,807
Class D           21,945       23,975  94,042  99,962
Class E            7,925        8,658  33,959  36,098
Class F            5,334        5,827  22,857  24,296
Total Proforma
 Rental Revenue $ 72,694     $ 79,419     $311,512     $331,126

Using the derived allocation of pro-forma net rental revenue by Class presented above, the proforma average of distributions from the Rental Pool per Unit Week would have been as follows:

                    Proforma                Proforma
Type of  Three months ended  Nine months ended
Unit               9/30/99     9/30/98 9/30/99     9/30/98
Class A        $164      $179    $234   $249
Class B        $176      $192    $251   $267
Class C        $199      $218      $285   $303
Class D        $281      $307  $402   $427
Class E        $305      $333    $435   $463
Class F        $410      $448    $586   $623
All Units
Weeks (Average)$224      $244     $319        $340

The annual dues per Unit Week for the Classes of Vacation Interests is set forth below for each period:

                    Proforma                Proforma
Type of  Three months ended  Nine months ended
Unit          9/30/99     9/30/98 9/30/99     9/30/98
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

The proforma net revenue per Unit Week after consideration of annual dues is computed by subtracting the annual dues per Unit Week from the proforma average distributions from the rental pool to result in the following:

                    Proforma                Proforma
Type of  Three months ended  Nine months ended
Unit               9/30/99     9/30/98 9/30/99     9/30/98
Class A        $(26)      $(11)    $ 44   $ 59
Class B        $(14)      $  2    $ 61   $ 77
Class C        $ (6)      $ 13      $ 80   $ 98
Class D        $ (4)      $ 22  $117   $142
Class E        $  0      $ 28    $130   $158
Class F        $ 45      $ 83    $221   $258

The following information sets forth the results of operations of the hotel by average Unit Week and by Class under the proposed Rental Pool. This information is presented as a guide for potential Holders of the Unit Weeks who might elect to not participate in the Rental Pool.

The average daily revenue for hotel studios and suites by Class for the comparative quarterly and nine month periods was:

Type of  Three months ended  Nine months ended
Units          9/30/99     9/30/98 9/30/99     9/30/98
Class A        $ 63      $ 63    $ 74         $ 75
Class B        $ 63      $ 74        $ 74         $ 81
Class C        $ 64      $ 65        $ 75         $ 76
Class D        $ 89      $ 94        $106         $114
Class E        $ 91      $ 97        $113         $117
Class F        $220      $118        $184         $131
All Classes     $ 77           $ 78        $ 89         $ 91

The average daily occupancy for hotel studios and suites by Class for the comparative quarterly and nine month periods was:

Type of  Three months ended  Nine months ended
Units          9/30/99     9/30/98 9/30/99     9/30/98
Class A        59%         66%       63%         70%
Class B        58%         62%          56%         62%
Class C        53%         63%          58%         66%
Class D        44%         45%          50%         46%
Class E        65%         55%          60%         58%
Class F        64%         99%          73%         92%
All Classes     52%              60%          62%         72%

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

                    Proforma                   Proforma
Type of  Three months ended  Nine months ended
Units          9/30/99     9/30/98 9/30/99     9/30/98
Class A        84%         91%       88%         95%
Class B        83%         87%          81%         87%
Class C        78%         88%          83%         91%
Class D        69%         70%          75%         71%
Class E        90%         80%          85%         83%
Class F        89%        100%          98%        100%
All Classes     77%              85%          87%         97%

As a result of the previously described factors, the average Unit Week operating revenue decreased $17 for the third quarter from $259 in 1998 to $242 in 1999. For the nine month period, the average Unit Week operating revenue decreased $19 from $364 in 1998 to $345 in 1999.

For the third quarter the average daily rental unit revenue for occupied Studios/Suites increased $1 from $75 in 1998 to $76 in 1999. The results for the nine month period showed a decrease of $3 per day from $90 in 1998 to $87 in 1999.

The average Unit Week expenses decreased $5 for the third quarter from $270 in 1998 to $265 in 1999. The $5 per Unit Week decrease consisted of a $17 decrease in repair and maintenance expenses, and a $10 decrease in direct expenses, offset by a $22 increase in salary expenses.

For the nine month period, the average Unit Week expenses increased $13 from $247 in 1998 to $260 in 1999. The $13 per Unit Week increase consisted of a $10 increase in repair and maintenance expenses, and a $4 increase in salary expenses, offset by a $1 decrease in direct expenses.

Average repair and maintenance expenses per Unit Week decreased $17 for the third quarter from $40 in 1998 to $23 in 1999. The $17 decrease is primarily attributed to the non-recurring purchase of a new reservation and accounting software package during the third quarter of 1998. For the nine month period, average repair and maintenance expenses increased $10 per Unit Week, from $16 in 1998 to $26 in 1999. The $10 increase for the nine month period was primarily attributable to the purchase of new furniture and carpeting.

Average direct expenses per Unit Week decreased $10 for the third quarter from $135 in 1998 to $125 in 1999. For the nine month period, the average direct expenses per Unit Week decreased $1 from $131 in 1998 to $130 in 1999.

Average salary expenses per Unit Week increased $22 for the third quarter from $95 in 1998 to $117 in 1999. For the nine month period, average salary expenses per Unit Week increased $4 from $101 in 1998 to $105 in 1999.

As a result of the foregoing, the average Unit Week operating, expenses exceeded operating revenue for the third quarter by $23 in 1999 compared to $11 in 1998, resulting in a $12 per Unit Week improvement. For the nine month period, the average Unit Week operating revenue exceeded operating expenses by $85 in 1999 compared to $117 in 1998, resulting in a $32 decrease per Unit Week.

Liquidity and Sources of Capital

At September 30, 1999 there was $320 of cash and $16,994 of cash held in escrow resulting in $17,314 of cash and cash equivalents. The Company does not have a credit line established to provide additional liquidity. As described below, the Company believes it will meet its obligations in a timely manner.

On April 16, 1996, the Company's sole shareholder entered into a subscription agreement to purchase 100 shares of the Company's common stock for $1,000 per share or an aggregate subscription price of $100,000. As of September 30, 1999, the sole shareholder has paid $10,000 of the subscribed amount.

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

The Company has contractual rights to acquire the Chart House Suites hotel, personal property, and marina for $1,796,000. The purchase is contingent upon the offering achieving the sale of 76 Vacation Interests before October 1, 1999. If fewer than 76 Vacation Interests are sold by October 1, 1999, the Company has the option to cancel the licenses and return to investors the entire subscription proceeds, reduced by certain payments or benefits received. During October 1999, subsequent to the end of the quarter, the Company waived its rights to cancel the licenses. Accordingly, the purchase of the property is expected to be completed before year end.

The Chart House Suites hotel was not subject to any mortgage debt during both periods presented, although once the Company buys the hotel, it will owe
approximately $1.8 million.   The Company expects to meet its long-term debt
service requirements from the payments to be received from the holders of the Interests and operating income.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the hotel.

Impact of Year 2000 Compliance

As is more fully described in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company is modifying or replacing significant portions of its software as well as certain hardware to enable continued operations beyond December 31, 1999. As of September 30, 1999, the Company estimates its progress toward completion of its Year 2000 remediation plan as indicated in the following table.


                            Operating
                            Equipment
                     IT       with
                  Systems  Embedded Chips   Products   Third Party
Resolution Phase   (Estimated Percent Complete at September 30, 1999)
 Assessment         100%       100%          100%       100%
 Remediation        100%        90%          100%        90%
 Testing             95%        90%          100%        85%
 Implementation      75%        90%           95%        80%
 Expected
 Completion Date 11/30/99   12/15/99       11/30/99    11/30/99

To date, the Company has incurred costs of $27,000 for the Year 2000 project. Management now estimates that the Company's share of total project cost will be $28,000. Management's assessment of the risks associated with the Year 2000 project and the status of the Company's contingency plans are unchanged from that described in the 1998 annual report on Form 10-KSB.

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




PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is included herein:

(27) Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.


/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
CHARTHOUSE SUITES VACATION OWNERSHIP, INC.
Form 10-QSB
September 30, 1999

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

                                        CHARTHOUSE SUITES VACATION
                                             OWNERSHIP, INC.
                                              (Issuer)



Date:    November 9, 1999    By: /s/ Jeffrey
Keierleber                                            Jeffrey Keierleber
                                President and Principal
                                        Financial and Accounting Officer
                                        Of Issuer